Form 10-Q
period 1997-06-30
800 JR CIGAR INC
filed 1997-08-14
CIK 1035507

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended       JUNE 30, 1997
                        -------------
Commission file number: 0-22675
                        -------

                                 800-JR CIGAR, INC.
              (Exact name of registrant as specified in its charter)

         DELAWARE                                           52-2022117
         --------                                           ----------
State or other jurisdiction of                  IRS Employer Identification No.
Incorporation or organization

                   301 ROUTE 10 EAST WHIPPANY, NJ             07981
                   ------------------------------------------------
                (Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:  (973) 884-9555

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          NO  X
     ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 12,750,000 shares as of August 13, 1997

                        800-J.R. Cigar, Inc. and Subsidiaries

                                  Index to Form 10-Q





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE
  Consolidated Statements of Income for the Three-Month Periods
   ended June 30, 1996 and 1997 and the Six-Month Periods ended
   June 30, 1996 and 1997 (Unaudited)........................................3

  Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997
   (Unaudited)...............................................................4

  Consolidated Statements of Cash Flows for the Six-Month Periods ended
   June 30, 1996 and 1997 (Unaudited)........................................5

  Notes to Consolidated Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................19

Signatures..................................................................20

                        800-J.R. Cigar, Inc. and Subsidiaries

                          Consolidated Statements of Income
                                     (Unaudited)

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE-MONTH PERIOD                         SIX-MONTH PERIOD
                                                             ENDED JUNE 30                             ENDED JUNE 30
                                              ----------------------------------------------------------------------------------
                                                       1997                 1996                 1997                 1996
                                              ----------------------------------------------------------------------------------
                                                                       (Predecessor)                               (Predecessor)

Net sales                                            $60,435              $46,530             $ 110,118              $ 86,426
Cost of goods sold                                    48,057               38,380                88,688                71,267
                                                   ----------------------------------        -----------------------------------
Gross profit                                          12,378                8,150                21,430                15,159

Operating expenses:
   Selling                                             1,244                1,163                 2,373                 1,990
   General and administrative expenses                 5,715                3,771                 9,396                 7,369
   Depreciation and amortization                         198                  171                   385                   338
                                                   ----------------------------------        -----------------------------------
Income from operations                                 5,221                3,045                 9,276                 5,462

Other income (expense):
   Interest expense                                     (271)                (213)                 (444)                 (392)
   Interest income                                        74                   51                   164                   130
   Rental income                                          56                   11                   101                    63
   Insurance settlement                                    -                    -                     -                   373
   Other, net                                             53                    -                    61                     -
                                                   ----------------------------------        -----------------------------------
Income before income taxes                             5,133                2,894                 9,158                 5,636

Provision (credit) for income taxes                   (1,480)                  49                (1,339)                   70
                                                   ----------------------------------        -----------------------------------
Net income                                           $ 6,613              $ 2,845             $  10,497              $  5,566
                                                   ==================================        ===================================

Pro forma:
   Historical income before provision
    for income taxes                                 $ 5,133                                  $   9,158
   Pro forma adjustments other than
    income taxes                                       1,251                                        977
                                                   ------------------                        -------------------
   Pro forma income before income taxes                6,384                                     10,135

   Pro forma provision for income taxes                2,605                                      4,135
                                                   ------------------                        -------------------
   Pro forma net income                              $ 3,779                                  $   6,000
                                                   ==================                        ===================

   Pro forma earnings per share                      $   .38                                  $     .59
                                                   ==================                        ===================
   Pro forma common shares outstanding                 9,811                                      9,811
                                                   ==================                        ===================


SEE ACCOMPANYING NOTES.

                         800-J.R. Cigar, Inc. and Subsidiaries

                             Consolidated Balance Sheets

                                    (IN THOUSANDS)

                                                                                          (PREDECESSOR)
                                                                          JUNE              DECEMBER
                                                                        30, 1997            31, 1996
                                                                  ----------------------------------------
ASSETS                                                                (Unaudited)           (Audited)
Current assets:
   Cash and cash equivalents                                           $     4,188         $     6,056
   Stock subscription receivable                                            54,545
   Accounts receivable, net of allowance for doubtful accounts of $118 and $173 (unaudited) at December 31, 1996 and
     June 30, 1997, respectively                                             1,922               1,703
   Merchandise inventory                                                    21,963              19,616
   Prepaid expenses and other current assets                                 1,655                 700
   Loans receivable - affiliates and other associated entities                 996               1,070
   Loans receivable - stockholders                                               -               2,471
                                                                       --------------      --------------
Total current assets                                                        85,269              31,616

Property, equipment and improvements, at cost, net of
 accumulated depreciation and amortization                                  12,002              10,876
Other assets                                                                   271                 165
Deferred tax asset, net                                                      1,258                  25
                                                                       --------------      --------------
                                                                           $98,800             $42,682
                                                                       ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $     9,976         $     2,167
   Current portion of capital lease obligations                                 45                  89
   Accounts payable                                                          9,876               8,947
   Accrued expenses                                                          4,527               1,891
                                                                       --------------      --------------
Total current liabilities                                                   24,424              13,094

Long-term debt, less current portion                                        21,053               6,112
                                                                       --------------      --------------
Total liabilities                                                           45,477              19,206

Commitments and contingencies

Stockholders' equity:

   Common stock                                                                128                  21
   Additional paid-in capital                                               52,700                  28
   Retained earnings                                                           495              23,845
                                                                       --------------      --------------
                                                                            53,323              23,894
   Less treasury stock, at cost                                                  -                (418)
                                                                       --------------      --------------
Total stockholders' equity                                                  53,323              23,476
                                                                       --------------      --------------
                                                                           $98,800             $42,682
                                                                       ==============      ==============

SEE ACCOMPANYING NOTES.

                        800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                    (IN THOUSANDS)

                                                                                         SIX-MONTH PERIOD
                                                                                           ENDED JUNE 30
                                                                               -----------------------------------
                                                                                     1997               1996
                                                                               -----------------------------------
                                                                                                   (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 10,497          $  5,566
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                                           385               338
   Provision for uncollectible accounts                                                     55                80
   Deferred income taxes                                                                (1,233)              (32)
   Other                                                                                     -                 2
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (274)             (703)
     Merchandise inventory                                                              (2,347)              573
     Prepaid expenses and other current assets                                            (955)           (1,803)
     Other assets                                                                         (106)               38
     Accounts payable and accrued expenses                                               2,731            (1,821)
                                                                                  --------------      --------------
Net cash provided by operating activities                                                8,753             2,238

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                      (1,511)           (1,337)
Loans (extended to) repaid by affiliates and other associated
 entities                                                                                   74              (319)
Loans extended to stockholders                                                            (445)             (453)
                                                                                  --------------      --------------
Net cash used in investing activities                                                   (1,882)           (2,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid in connection with common stock offering                                    (500)                -
Repayments of borrowings under revolving line of credit                                      -            (2,500)
Proceeds (payments) of long-term debt                                                   (1,050)            2,593
Payments of capital lease obligations                                                      (44)              (40)
Distributions to stockholders                                                           (7,189)                -
                                                                                  --------------      --------------
Net cash provided by (used in) financing activities                                     (8,739)               53
                                                                                  --------------      --------------

Net increase (decrease) in cash and cash equivalents                                    (1,868)              182
Cash and cash equivalents at beginning of period                                         6,056             3,202
                                                                                  --------------      --------------
Cash and cash equivalents at end of period                                            $  4,188          $  3,384
                                                                                  ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                         $    122
                                                                                  ==============      ==============

Income taxes paid                                                                                       $     52
                                                                                  ==============      ==============
Noncash distribution to stockholders                                                  $  2,959
                                                                                  ==============      ==============
Distribution notes issued to stockholders                                             $ 23,800
                                                                                  ==============      ==============

SEE ACCOMPANYING NOTES.

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997



1.  UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited predecessor consolidated financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1997, are not necessarily indicative of the operating results to be expected for a full year.

2.  BASIS OF PRESENTATION, PRO FORMA ADJUSTMENTS AND SUMMARY OF ACCOUNTING
      POLICIES

BASIS OF PRESENTATION

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of the predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar (the "Reorganization"). The accompanying financial statements include the results of operations for the period January 1, 1996 to June 30, 1996, and from January 1, 1997 to June 26, 1997 of J. R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J. R. Tobacco Company of Michigan, Inc., Cigars by Santa Clara N.A., Inc., J. R. Tobacco Outlet, Inc., J. R.-46th Street, Inc., J. R. Tobacco NC, Inc., J. R. Statesville, Inc. and JR Cigar (DC), Inc.; from April 1997 to June 30, 1997 (together, the "Company" or the "Predecessor Entities").

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997


2. BASIS OF PRESENTATION, PRO FORMA ADJUSTMENTS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

For the period from June 27, 1997 through June 30, 1997, the accompanying consolidated financial statements include the results of operations of 800-JR Cigar, as well as all companies that were included in the Predecessor Entities.

All significant intercompany balances and transactions have been eliminated.

The financial statements of the Predecessor Entities are being presented on a consolidated basis because of their common ownership. The financial statements have been prepared as if the Predecessor Entities had operated as a single consolidated group since their respective dates of organization. All significant intercompany balances and transactions have been eliminated. After the Reorganization, the Predecessor Entities became subsidiaries of 800-JR Cigar, Inc.

PRO FORMA ADJUSTMENTS

The unaudited pro forma net income for the three- and six-month periods ended June 30, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1 of each period: a) a decrease in aggregate compensation from $253 to $200 for the six-month period ended
June 30, 1997 and from $127 to $100 for the three-month period ended June 30, 1997 for the two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $798 for the six-month period ended June 30, 1997 and $381 for the three-month period ended June 30, 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $328 for the six-month period ended June 30, 1997 and $155 for the three-month period ended June 30, 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $106 for the six-month period ended June 30, 1997 and $50 for the three-month period ended June 30, 1997 assuming the repayment to the Company of loans receivable from stockholders;
e) an increase of $1,500 for the three and six-month periods ended June 30, 1997, related to signing bonuses paid to an officer of the Company and to MC Management in connection with the execution of long-term service agreements; and
f) an increase of $5,474 for the six-month period ended June 30, 1997 and $4,085 for the three-month period ended June 30, 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997


2. BASIS OF PRESENTATION, PRO FORMA ADJUSTMENTS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

On June 6, 1997, the Company issued Distribution Notes to the former principal stockholders of the Predecessor Entities in the amount of $23,800, representing estimated undistributed cumulative S Corporation earnings through the date of the Offering which were taxable to those stockholders. These notes bear interest at the rate of 7.0% per annum, and are payable on a quarterly basis over the three-year period following the Offering.

On June 6, 1997, the Predecessor Entities also paid a dividend in the form of additional notes payable to the former principal stockholders with a nominal initial principal amount, which amount shall be increased by an amount equal to the S Corporation earnings of each of the Predecessor Entities in excess of the principal amount of the Distribution Notes for the taxable period of 1997 that such Predecessor Entity was an S Corporation based upon such Predecessor Entity's final S Corporation tax returns or resulting from a final determination by the Internal Revenue Service or a court increasing such Predecessor Entity's S Corporation earnings, provided that in no event shall such amount exceed
$1.0 million in the aggregate. The additional notes will mature on June 1, 2000 and bear interest at the rate of 7.0% per annum.

PRO FORMA EARNINGS PER SHARE

Pro forma earnings per share is based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by the sale of 511,327 shares of common stock at the initial public offering price of $17.00 per share ($15.45, net of underwriting discounts, commissions and offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes. The net income used in the calculation of pro forma earnings per share represents pro forma net income decreased by the interest expense on debt of $155 ($92 on an after-tax basis) for the three-month period ended June 30, 1997, and $328 ($194 on an after-tax basis) for the six-month period ended June 30, 1997.

Supplementary pro forma earnings per share for the three-month period ended
June 30, 1997 and six-month period ended June 30, 1997, are .37 and .58, respectively, based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by (a) the sale of 511,327 shares of common stock at the initial public offering price of $17.00 per

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997


2. BASIS OF PRESENTATION, PRO FORMA ADJUSTMENTS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

share ($15.45, net of underwriting discounts, commissions and offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes, and (b) the sale of 467,896 shares of common stock at the initial public offering price of $17.00 per share ($15.45, net of underwriting discounts, commissions and offering expenses), the proceeds of which would be necessary to repay approximately $7,229, the amount of outstanding debt at June 30, 1997. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $3,779 and $6,000 for the three-month period ended June 30, 1997 and the six-month period ended June 30, 1997, respectively.

3.  INITIAL PUBLIC OFFERING

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,297. In July 1997, proceeds of the Offering were used to repay outstanding indebtedness of $7,229 and to pay signing bonuses to an officer and to MC Management in connection with long-term service agreements. The Company intends to use approximately $7,900 to pay the current portion of the Distribution Notes previously issued, plus approximately $1,500 of interest related to the Distribution Notes during the 12 months following the Offering. The remaining proceeds will be used for other general corporate purposes.

4.  1997 LONG-TERM INCENTIVE PLAN

Prior to the Offering, the Board of Directors ("Board") and Company's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide executive officers, key employees, and others with additional incentives enabling such persons to increase their ownership interests in the Company. The maximum number of shares of Common Stock that may be subject to outstanding awards may not be greater than 800,000 shares. Awards may be settled in cash, shares, other awards or other property, as determined by the Committee.

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997


4.  1997 LONG-TERM INCENTIVE PLAN (CONTINUED)

In connection with the Offering, Non-Qualified Stock Options to purchase a total of 450,000 shares of Common Stock of the Company were granted to executives, other employees and consultants of the Company, and employees of MC
Management. Each of the foregoing options have an exercise price per share equal to the initial public offering price. These options vest generally in three equal installments on each of the first three anniversaries of the Offering, and generally will expire on the earlier of 10 years after the date of grant or thirty days after termination of employment. If termination is for cause, all options will terminate immediately.

5.  1997 NON-EMPLOYEE DIRECTORS' STOCK PLAN

Prior to the Offering, the Company adopted and the stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for (i) the automatic grant to each non-employee director serving at the commencement of the Offering of an option to purchase 10,000 shares, and
(ii) thereafter, the automatic grant to each newly elected non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director; provided, however, that the number of options which may be granted to newly elected non-employee directors upon such person's initial election after the commencement of the Offering may be altered by the Board. A total of 100,000 shares are reserved for issuance under the Directors' Plan.

Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire 10 years from the date of grant. Options will vest and become exercisable ratably, 20% per year, following the date of grant of the options, subject to acceleration by the Board. The Directors' Plan permits non-employee directors to elect to receive, in lieu of cash directors' fees, nonforfeitable shares or nonforfeitable credits representing "deferred shares" settleable at future dates, as elected by the director.

6.  1997 EMPLOYEE STOCK PURCHASE PLAN

Prior to the Offering, the Company adopted and the stockholders approved, the 1997 Employee Stock Purchase Plan, effective on July 1, 1997. This plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during six-month purchase periods. At the end of each purchase period, accumulated

                         800-JR Cigar, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    June 30, 1997


6.  1997 EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the plan will be subject to a six-month holding period. The Company has reserved 300,000 shares of Common Stock for issuance under this plan.

7.  REVOLVING CREDIT FACILITY

The Company, upon consummation of the Offering, entered into a new $15 million revolving Credit Facility through October 31, 1997. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). No amounts were outstanding under this facility at June 30, 1997.

8.  HISTORICAL AND PRO FORMA INCOME TAXES

The historical income tax provision for the three- and six-month periods ended June 30, 1996 principally reflects taxes payable by the S Corporations which were levied by certain state and local governments. The income tax provision for the periods ended June 30, 1997 principally reflects the S Corporation tax provision of approximately $361, for the period from January 1, 1997 through June 26, 1997; federal and state income tax benefit of $491, for the period from June 27, 1997 to June 30, 1997, which period includes $1,500 of expenses related to signing bonuses, and a tax benefit of $1,209 for the deferred tax asset recorded in accordance with the provisions of SFAS No. 109.

The entities in the Predecessor Company were corporations that had elected to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Offering, the Company has become subject to federal and additional state income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes.

Concurrent with becoming subject to federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. This was approximately $1,209, and, as of the date of the offering, resulted in a total deferred tax asset of approximately $1,258 which includes certain state and local tax assets recorded on a historical basis.

Income tax expense for the three- and six-month periods ended June 30, 1997 includes a provision for federal, state and local taxes of $2,605 and $4,135, respectively at an effective rate of approximately 41%. This amount is comprised of current expense of $1,800 and $4,479, respectively and a deferred benefit of $270 and $344 for the three and six months periods respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Except for historical matters, certain matters discussed in this Form 10-Q may contain forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ from those projected in the forward-looking statements as of result of various factors.

GENERAL

    The Company is the largest distributor and retailer of brand name premium cigars in the United States. The Company operates in a large and highly fragmented industry characterized by multiple and relatively underdeveloped channels of distribution. Over its 27 year history in the cigar industry, the Company has established itself as an important participant in the movement of products from manufacturers to customers. Manufacturers benefit from the Company's ability to perform a number of functions, such as distribution, credit, customer support and marketing, which would otherwise be the responsibility of the manufacturer. Customers benefit from the Company's extensive variety of tobacco products, rapid order fulfillment and advantageous pricing made possible through the Company's volume buying as an importer and distributor.

THREE-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1996

    Net sales were $60.4 million and $46.5 million for the second quarters of 1997 and 1996, respectively, an increase of $13.9 million or 29.9%. Retail sales increased 23.3% to $34.0 million for the second quarter of 1997 from $27.6 million for the second quarter of 1996. The increase in retail sales was due primarily to a $3.8 million or 41.3% increase in direct mail cigar sales and a $2.3 million or 69.2% increase in cigar store sales. Wholesale sales increased 39.6% to $26.4 million for the second quarter of 1997 from $18.9 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $6.0 million, or 99.6% increase in direct mail cigar sales and to a lesser extent to a $1.5 million, or 11.3% increase in cash and carry cigarette sales. The total increase in net sales was attributable to increases in unit volume, primarily for premium cigars and cigar related products.

    Gross profit was $12.4 million and $8.2 million for the second quarters of 1997 and 1996, respectively, an increase of $4.2 million or 51.9%. The increase in gross profit was due primarily to the increase in premium cigar sales, which have higher gross profit margins relative to the Company's other products. As a percentage of net sales, gross profit increased to 20.5% for the second quarter of 1997 from 17.5% for the second quarter of 1996, primarily due to an increase in unit volume of higher margin, premium cigars.

    Selling, general and administrative expenses ("S,G&A") were $7.2 million and $5.1 million for the second quarters of 1997 and 1996, respectively, an increase of $2.1 million or 40.2%. Included in S,G&A expenses in 1997 was a one time, $1.5 million expense related to signing bonuses paid to a key employee and MC Management, Inc., a service provider to the Company. In connection with the execution of long term service agreements. The balance of the increase in S,G&A expenses was related to increased staffing and other costs. As a percentage of net sales, S,G&A expenses increased to 11.8% (9.4% excluding the $1.5 million of signing bonus) for the second quarter of 1997 from 11.0% for the second quarter of 1996.

    Income from operations was $5.2 million and $3.0 million for the second quarters of 1997 and 1996, respectively, an increase of $2.2 million or 71.5%. As a percentage of net sales, income from operations increased to 8.6% for the second quarter of 1997 from 6.5% for the second quarter of 1996, primarily due to an increase in sales of higher margin, premium cigars.

    Interest expense was $.3 million and $.2 million for the second quarters of 1997 and 1996, respectively, an increase of $.1 million due to the higher level of debt during the second quarter of 1997. Other income, primarily interest and rental income, was $.2 million and $.1 million for the second quarters of 1997 and 1996, respectively.

    The income tax credit of $1.5 million for the three month period ended June 30, 1997, includes a federal and state income tax benefit of $.5 million for the period from June 27, 1997 to June 30, 1997, which period includes $1.5 million of expenses related to signing bonuses, and a tax benefit of $1.2 million for the deferred tax asset recorded in accordance with the provision of SFAS No. 109.

    As a result of the foregoing, the Company had net income of $6.6 million in the second quarter of 1997, compared to $2.8 million for the second quarter of 1996, an increase of $3.8 million or 132.4%.


SIX-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996

    Net sales were $110.1 million and $86.4 million for the first six months of 1997 and 1996, respectively, an increase of $23.7 million or 27.4%. Retail sales increased 30.5% to $62.8 million for the first six months of 1997 from $48.2 million for the first six months of 1996. The increase in retail sales was due primarily to a $7.5 million or 48.3% increase in direct mail cigar sales and a $4.7 million or 88.0% increase in cigar store sales. Wholesale sales increased 23.5% to $47.3 million for the first six months of 1997 from $38.2 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $8.7 million, or 68.2% increase in direct mail cigar sales. The total increase in net sales was attributable to increases in unit volume and prices, primarily for premium cigars and cigar related products.

    Gross profit was $21.4 million and $15.1 million for the first six months of 1997 and 1996, respectively, an increase of $6.3 million or 41.4%. The increase in gross profit was due primarily to the increase in premium cigar sales, which have higher gross profit margins relative to the Company's other products. As a percentage of net sales, gross profit increased to 19.5% for the first six months of 1997 from 17.5% for the first six months of 1996, primarily due to an increase in unit volume of higher margin, premium cigars.

    Selling, general and administrative expenses ("S,G&A") were $12.2 million and $9.7 million for the first six months of 1997 and 1996, respectively, an increase of $2.5 million or 25.3%. Included in S,G&A expenses was a one time, $1.5 million expense paid in the second quarter related to signing bonuses paid to a key employee and MC Management, Inc., a service provider to the Company, in connection with the execution of long term service agreements. The balance of the increase in S,G&A expenses was related to increased staffing and other costs. As a percentage of net sales, S,G&A expenses decreased to 11.0% (9.7% excluding the $1.5 million of signing bonuses) for the first six months of 1997 from 11.2% for the first six months of 1996.

    Income from operations was $9.3 million and $5.5 million for the first six months of 1997 and 1996, respectively, an increase of $3.8 million or 69.8%. As a percentage of net sales, income from operations increased to 8.4% for the first six months of 1997 from 6.3% for the first six months of 1996, primarily due to an increase in sales of higher margin, premium cigars.

    Interest expense was unchanged at $.4 million for the first six months of 1997 and 1996, respectively. Other income, primarily interest and rental income, was $.3 million and $.6 million for the first six months of 1997 and 1996, respectively. Other income for 1996 included $.4 million from a business interruption insurance claim settlement related to damages suffered at the company's Whippany location from severe weather conditions.

    As a result of the foregoing and a $1.3 million credit for income taxes, the Company had net income of $10.5 million in the first six months of 1997, compared to $5.6 million for the first six months of 1996, an increase of $4.9 million or 88.6%.


LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its business through internally generated funds, bank debt and loans from certain shareholders. The Company's net cash provided by operating activities was $8.8 million for the six month period ended June 30, 1997. Net cash used in investing activities during such period was $1.9 million and net cash used in financing activities was $8.8 million, primarily for distributions to shareholders prior to the Offering and repayment of bank debt.

As of June 30, 1997, the Company had working capital of $60.8 million compared to $18.5 million at December 31, 1996. Working capital at June 30, 1997 includes cash of $4.2 million, stock subscription receivable of $54.5 million, accounts receivable of $1.9 million, $22.0 million of inventory, and $14.4 million of accounts payable and accrued expenses. On July 1, 1997 the Company received $54.5 million from the underwriting syndicate representing net proceeds of the Company's Initial Public Offering.


At June 30, 1997 the Company had three long term notes payable to a bank totaling $4.8 million issued pursuant to an Amended and Restated Credit Agreement (the "Credit Agreement"). The three notes, which bear interest at rates of 6.6%, 8.25% and 7.5% per annum, respectively, had outstanding balances of $1.2 million, $1.1 million and $2.5 million, respectively, and mature in August 1998, September 1999 and May 2003, respectively. The company also has available under the Credit Agreement a $4.0 million line of credit, which expires on June 30, 1997, with borrowings thereunder accruing interest at the bank's base rate less 0.5% or the London Interbank Offered Rate ("LIBOR") plus 2.0%. At June 30, 1997 the company had no borrowings under this line of credit. The notes were repaid on July 1, 1997 with the proceeds of the offering and the Credit Agreement was terminated.

The Company has entered into a new credit agreement, which was subject to the successful consummation of the Offering, to provide working capital and to fund other general corporate purposes. The new short term, unsecured line of credit is in the amount of $15.0 million will be available through October 31, 1997 and will be charged interest at either the bank's base rate minus 50 basis points or LIBOR plus 150 basis points, at the Company's option.

At June 30, 1997 the Company had a mortgage in the amount of $2.0 million, with a fixed interest rate of 8.25%, secured by certain property, equipment and improvements at the Whippany location. The Company also had a mortgage in the amount of $0.4 million at June 30, 1997, with interest floating at the bank's prime rate (8.5% at June 30, 1997), which is secured by certain property, equipment and improvements at one of the Company's discount outlet stores. These mortgages mature in October 2001 and December 1998, respectively. In addition, the company had outstanding notes issued to a former stockholder of the Company in the aggregate amount of $81,000, which are payable in monthly installments through April, 1998. Such notes accrue interest at 12% per annum. The aforementioned $0.4 million mortgage and the $81,000 of notes were prepaid on July 1, 1997 with the proceeds of the Offering. The $2.0 million mortgage will be repaid on October 14, 1997 with the proceeds of the offering subsequent to the expiration of a 3% prepayment penalty.

On June 6, 1997 the Company issued notes in the aggregate amount of $23.8 million to shareholders of the predecessor companies, representing the estimated cumulative undistributed earnings of the predecessor companies which operated under Subchapter "S" of the Internal Revenue Service code. The notes have a fixed interest rate of 7% and require quarterly payments in aggregate of $2.0 million plus interest through June 1, 2000. The holders of the notes have agreed to subordinate payment of principal and interest to senior lenders if required by credit agreement. The new credit agreement does require subordination in the event of a default under the terms and conditions of the agreement.

    The Company believes that the proceeds of the Offering, together with internally generated funds and amounts available under lines of credit, will provide sufficient cash to meet the Company's capital and other cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              800-JR CIGAR, INC.
                                 (Registrant)


Date:  AUGUST 14, 1997                 by /s/ Lewis I. Rothman
                                               Chairman and President



Date:  AUGUST 14, 19997                   /s/ Timothy P. Shannon
                                               Chief Financial Officer