Form 10-Q
period 1997-09-30
800 JR CIGAR INC
filed 1997-11-14
CIK 1035507

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended          September 30, 1997
                           ------------------
Commission file number:    0-22675
                           -------

                               800-JR CIGAR, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          52-2022117
         --------                                          ----------
State or other jurisdiction of                   IRS Employer Identification No.
Incorporation or organization

                      301 Route 10 East Whippany, NJ 07981
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                  YES _____                          NO   X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 12,750,000 shares as of November 13, 1997

                      800-J.R. Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q

Part I - Financial Information
                                                                            Page
Item 1. Financial Statements (Unaudited)                                    ----
  Consolidated Statements of Income for the Three-Month Periods
    ended September 30, 1996 and 1997 and the Nine-Month Periods ended
    September, 1996 and 1997 (Unaudited).......................................3
  Consolidated Balance Sheets as of December 31, 1996 and September 30,
    1997 (Unaudited)...........................................................4
  Consolidated Statements of Cash Flows for the Nine-Month Periods ended
    September 30, 1996 and 1997 (Unaudited)....................................5
  Notes to Consolidated Financial Statements...................................6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................14

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.............................17

Item 6. Exhibits and Reports on Form 8-K......................................18

Signatures....................................................................19

                      800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                    (In thousands, except per share amounts)

                                         Three-month period        Nine-month period
                                         ended September 30        ended September 30
                                      ------------------------  -------------------------
                                          1997        1996          1997         1996
                                      ------------------------  -------------------------
                                                 (Predecessor)              (Predecessor)

Net sales                              $ 62,002     $ 50,856     $ 172,120     $ 137,282
Cost of goods sold                       49,131       41,966       137,819       113,233
                                      ------------------------  -------------------------
Gross profit                             12,871        8,890        34,301        24,049

Operating expenses:
  Selling                                 1,285        1,026         3,660         3,016
  General and administrative expenses     4,540        4,779        13,936        12,148
  Depreciation and amortization             219          150           601           488
                                      ------------------------  -------------------------
Income from operations                    6,827        2,935        16,104         8,397

Other income (expense):
  Interest expense                         (471)        (201)         (915)         (593)
  Interest income                           477           45           641           175
  Rental income                              51           96           152           159
  Insurance settlement                        -            -             -           373
  Other, net                                 15            -            76             -
                                      ------------------------  -------------------------
Income before income taxes                6,899        2,875        16,058         8,511

Provision (credit) for income taxes       2,815           36         1,476           106
                                      ------------------------  -------------------------
Net income                             $  4,084     $  2,839     $  14,582     $   8,405
                                      ========================  =========================
Pro forma:
  Historical income before provision
    for income taxes                   $                         $  16,058
  Pro forma adjustments other than
    income taxes                                                       977
                                       ----------                 ----------
  Pro forma income before income
     taxes                                                          17,035

  Pro forma provision for income
     taxes                                                          (6,951)
                                       ----------                 ----------
  Pro forma net income                 $                          $ 10,084
                                       ==========                 ==========
  Pro forma earnings per share         $                          $   0.91
                                       ==========                 ==========
  Pro forma common shares
    outstanding                                                     10,855
                                       ==========                 ==========
Per share data
Net income per share                      .32
                                       ==========                 ==========

Common shares outstanding                12,942
                                       ==========                 ==========

See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                         (Predecessor)
                                                                         -------------
                                                              September    December
                                                               30, 1997    31, 1996
                                                          -----------------------------
Assets                                                       (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                                    $41,121     $  6,056
  Investment in marketable securities                            4,922
  Accounts receivable, net of allowance for doubtful accounts of $118 and $172 (unaudited) at December 31, 1996 and
    September 30, 1997, respectively                             2,936        1,703
  Merchandise inventory                                         25,971       19,616
  Prepaid expenses and other current assets                      2,422          700
  Loans receivable - affiliates and other associated entities      975        1,070
  Loans receivable - stockholders                                    -        2,471
                                                          -----------------------------
Total current assets                                            78,347       31,616

Property, equipment and improvements, at cost, net of
  accumulated depreciation and amortization                     13,499       10,876
Other assets                                                       250          165
Deferred tax asset, net                                          1,250           25
                                                          -----------------------------
                                                               $93,346     $ 42,682
                                                          =============================
Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term debt                            $ 7,933     $  2,167
  Current portion of capital lease obligations                      23           89
  Accounts payable                                               9,131        8,947
  Accrued expenses                                               2,953        1,891
                                                          -----------------------------
Total current liabilities                                       20,040       13,094

Long-term debt, less current portion                            15,883        6,112
                                                          -----------------------------
Total liabilities                                               35,923       19,206

Commitments and contingencies

Stockholders' equity:
  Common stock                                                     128           21
  Additional paid-in capital                                    52,716           28
  Retained earnings                                              4,579       23,845
                                                          -----------------------------
                                                                57,423       23,894
  Less treasury stock, at cost                                       -         (418)
                                                          -----------------------------
Total stockholders' equity                                      57,423       23,476
                                                          -----------------------------
                                                               $93,346     $ 42,682
                                                          =============================

See accompanying notes

                      800-J.R. Cigar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                                 Nine-month period
                                                                ended September 30
                                                             -------------------------
                                                                  1997       1996
                                                             -------------------------
                                                                          (Predecessor)
Cash flows from operating activities
Net income                                                     $ 14,582     $ 8,405
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                   604         674
    Provision for uncollectible accounts                             54           -
    Deferred income taxes                                        (1,225)          -
    Other                                                             -
    Changes in operating assets and liabilities:
      Accounts receivable                                        (1,287)       (830)
      Merchandise inventory                                      (6,355)       (394)
      Prepaid expenses and other current assets                  (1,722)       (858)
      Other assets                                                  (85)         38
      Accounts payable and accrued expenses                       1,246      (1,467)
                                                             -------------------------
Net cash provided by operating activities                         5,812       5,568

Cash flows from investing activities
Purchase of marketable securities                                (4,922)          -
Purchase of property and equipment                               (3,227)     (1,911)
Loans repaid by (extended to) affiliates and other
  associated entities                                                95        (641)
Loans extended to stockholders                                     (445)       (559)
                                                             -------------------------
Net cash used in investing activities                            (8,499)     (3,111)

Cash flows from financing activities
Repayment of borrowings under revolving line of credit                -      (2,000)
Proceeds from common stock offering                              54,545           -
Expenses paid in connection with common stock offering           (1,275)          -
(Payments) proceeds of long-term debt                            (6,280)      1,666
Payments on distribution notes                                   (1,983)          -
Payments of capital lease obligations                               (66)        (62)
Distributions to stockholders                                    (7,189)          -
                                                             -------------------------
Net cash provided by (used in) financing activities              37,752        (396)
                                                             -------------------------
Net increase (decrease) in cash and cash equivalents             35,065       2,061
Cash and cash equivalents at beginning of period                  6,056       3,202
                                                             -------------------------
Cash and cash equivalents at end of period                     $ 41,121     $ 5,263
                                                             =========================
Supplemental disclosure of cash flow information
Interest paid                                                  $    520         579
                                                             =========================
Income taxes paid                                                 2,653     $    89
                                                             =========================
Non-cash distribution to stockholders                          $  2,959
                                                             =========================
Distribution notes issued to stockholders                      $ 23,800
                                                             =========================

See accompanying notes

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1997, are not necessarily indicative of the operating results to be expected for a full year.

2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting
    Policies

Basis of Presentation

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of the predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar (the "Reorganization"). The accompanying financial statements include the results of operations for the period January 1, 1996 to September 30, 1996, and from January 1, 1997 to June 26, 1997 of J. R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J. R. Tobacco Company of Michigan, Inc., Cigars by Santa Clara N.A., Inc., J. R. Tobacco Outlet, Inc., J. R.-46th Street, Inc., J. R. Tobacco NC, Inc., J. R. Statesville, Inc. and JR Cigar (DC), Inc. (together, the "Company" or the "Predecessor Entities").

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

For the period from June 27, 1997 through September 30, 1997, the accompanying consolidated financial statements include the results of operations of 800-JR Cigar, as well as all companies that were included in the Predecessor Entities.

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

Pro Forma Adjustments

The unaudited pro forma net income for nine-month period ended September 30, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1 of each period: a) a decrease in aggregate compensation from $253 to $200 for the nine-month period ended September 30, 1997 for the two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $798 for the nine-month period ended September 30, 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $328 for the nine-month period ended September 30, 1997 and $155 for the three-month period ended September 30, 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $106 for the nine-month period ended September 30, 1997 and assuming the repayment to the Company of loans receivable from stockholders; e) an increase of $1,500 for the nine-month period ended September 30, 1997, related to signing bonuses paid to an officer of the Company and to MC Management in connection with the execution of long-term service agreements; and f) an increase of $5,475 for the nine-month period ended September 30, 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

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

Earnings Per Share

Earnings per share for the quarter ended September 30, 1997 is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of options using the treasury stock method and the average market price for the period.

The 10,854,752 pro forma common shares outstanding is based on a weighted average calculation derived by using 12,942,257, the weighted average common shares outstanding for the three-month period ended September 30, 1997 and 9,811,327, the pro forma common shares outstanding for the six-month period ended June 30, 1997. The net income used in the calculation of pro forma per share information for the nine-month period ended September 30, 1997 consists of the pro forma net income of $6,000 for the six-month period ended June 30, 1997 reduced by interest expense on debt of $328 ($194 on an after tax basis) for the six-month period ended June 30, 1997, plus net income of $4,084 for the three-month period ended September 30, 1997.

Supplementary pro forma earnings per share for the nine-month period ended September 30, 1997 is .90 based on a weighted average of the 10,279,233 shares of common stock outstanding for the six-month period ended June 30, 1997, and 12,942,257 shares outstanding for the three-month period ended September 30, 1997. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $6,000 for the six-

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

month period ended June 30, 1997, increased by the net income of $4,084 for the three-month period ended September 30, 1997.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which the Company is required to adopt in the fourth quarter of the fiscal year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standards, the Company will be required to disclose both "basic" and "diluted" earnings per share. The dilutive effect of stock options and other common stock equivalents is excluded from the calculation of basis earnings per share but is included in the calculation of diluted earnings per share using treasury stock method. The Company does not expect that the application of SFAS No. 128 will have a significant impact on its earnings per share.

3. Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. Proceeds of the Offering were used for the following purposes: (i)to repay outstanding indebtedness of $5,247, (ii) $2,305 for the relocation and design of specialty stores, (iii) the quarterly principal payment of distribution notes of $1,983, (iv) payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements,
(v) $1,270 for the upgrade of the Company's information systems, and (vi) interest payments of $398 on the Distribution Notes. On October 14, 1997, the Company paid the $2.0 million outstanding under its purchase money mortgagee, subsequent to the expiration of a 3.0% prepayment penalty. The Company intends to use approximately $5,917 to pay the remaining current portion of the Distribution Notes, plus approximately $1,102 of interest related to the distribution Notes due during the twelve-month period following the offering. The remaining proceeds will be used for other general corporate purposes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

4. Statement of Income Presentation

The statement of income of the Company for the nine-month period ended September 30, 1997 reflects the results of operations of the Predecessor Company for the period January 1, 1997 through June 26, 1997 and the results of the Company from June 27, 1997 (the date of the consummation of the Offering) through September 30, 1997.

Selected statement of income data from the nine-month period ended September 30, 1997 are as follows ( the date of the offering has been deemed to be July 1,
1997):
                                                                   Nine-months
                                            January 1    July 1        ended
                                            to June     September   September
                                            30,1997      30,1997     30,1997
                                           ----------------------------------
                                          (Predecessor) (Company) (Consolidated)

     Net Revenues                             $110,118    $62,002    $172,120
                                           ==================================

     Gross Profit                             $ 21,430    $12,871    $ 34,301
                                           ==================================

     Operating income                         $  9,277    $ 6,827    $ 16,104
     Other (expense) income                       (118)        72         (46)
                                           ----------------------------------
     Income before provision for income taxes    9,159      6,899      16,058

     Provision (benefit) for income taxes       (1,339)     2,815       1,476
                                           ----------------------------------
     Net income                               $ 10,498    $ 4,084    $ 14,582
                                           ==================================

5. 1997 Long-Term Incentive Plan

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

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

5. 1997 Long-Term Incentive Plan (continued)

In connection with the Offering, Non-Qualified Stock Options to purchase a total of 450,000 shares of Common Stock of the Company were granted to executives, employees of MC Management, other employees and consultants of the Company. Each of the foregoing options have an exercise price per share equal to the initial public offering price. These options vest generally in three equal installments on each of the first three anniversaries of the Offering, and generally will expire on the earlier of 10 years after the date of grant or thirty days after termination of employment. If termination is for cause, all options will terminate immediately.

6. 1997 Non-Employee Directors' Stock Plan

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

7. 1997 Employee Stock Purchase Plan

Prior to the Offering, the Company adopted and the stockholders approved, the 1997 Employee Stock Purchase Plan, effective on July 1, 1997. This plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during six-month purchase periods. At the end of each purchase period, accumulated

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

7. 1997 Employee Stock Purchase Plan (continued)

payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the plan will be subject to a six-month holding period. The Company has reserved 300,000 shares of Common Stock for issuance under this plan.

8. Revolving Credit Facility

The Company, upon consummation of the Offering, entered into a new $15 million revolving Credit Facility through May 31, 1998. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). No amounts were outstanding under this facility at September 30, 1997.

9. Historical and Pro Forma Income Taxes

The historical income tax provisions for the three- and nine-month periods ended September 30, 1996 principally reflect taxes payable by the S Corporations which were levied by certain state and local governments. The income tax provision for the periods ended September 30, 1997 principally reflects the S Corporation tax provision of approximately $361, for the period from January 1, 1997 through June 26, 1997; federal and state income tax benefit of $491, for the period from June 27, 1997 to June 30, 1997, which period includes $1,500 of expenses related to signing bonuses, and a tax benefit of $1,209 for the deferred tax asset recorded in accordance with the provisions of SFAS No. 109, and a federal and state tax provision at $2,815 for the three-month period ended September 30, 1997.

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

                      800-J.R. Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1997

9. Historical and Pro Forma Income Taxes (continued)

Pro forma income tax expense for the nine-month periods ended September 30, 1997 includes a provision for federal, state and local taxes of $6,951 at an effective rate of approximately 41%. This amount is comprised of current expense of $7,295 and a deferred benefit of $344.

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

General

      The Company is the largest distributor and retailer of brand name premium cigars in the United States. The Company operates in a large and highly fragmented industry characterized by multiple and relatively underdeveloped channels of distribution. Over its 27-year history in the cigar industry, the Company has established itself as an important participant in the movement of products from manufacturers to customers. Manufacturers benefit from the Company's ability to perform a number of functions, such as distribution, credit, customer support and marketing, which would otherwise be the responsibility of the manufacturer. Customers benefit from the Company's extensive variety of tobacco products, rapid order fulfillment and advantageous pricing made possible through the Company's volume buying as an importer and distributor.

Three-month Period Ended September 30, 1997 Compared to Three Month Period Ended September 30, 1996

      Net sales were $62.0 million and $50.9 million for the third quarters of 1997 and 1996, respectively, an increase of $11.1 million or 21.9%. Retail sales increased 22.4% to $35.2 million for the third quarter of 1997 from $28.8 million for the third quarter of 1996. The increase in retail sales was due primarily to a $4.6 million or 50.6% increase in direct mail cigar sales and a $1.3 million or 27.6% increase in cigar store sales. Wholesale sales increased 21.3% to $26.8 million for the third quarter of 1997 from $22.1 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $1.3 million, or 12.7% increase in direct mail cigar sales and to a $3.4 million, or 30.0% increase in cash and carry cigarette sales. The total increase in net sales was primarily attributable to increases in unit volume, primarily for premium cigars and cigar-related products and to a lesser extent to price increases.

      Gross profit was $12.9 million and $8.9 million for the third quarters of 1997 and 1996, respectively, an increase of $4.0 million or 44.8%. The increase in gross profit was due primarily to the increase in premium cigar sales, which have higher gross profit margins relative to the Company's other products. As a percentage of net sales, gross profit increased to 20.8% for the third quarter of 1997 from 17.5% for the third quarter of 1996, primarily due to an increase in unit volume of higher margin, premium cigars.

      Selling, general and administrative expenses ("S, G&A") were $6.0 million and

$5.9 million for the third quarters of 1997 and 1996, respectively, an increase of $.1 million or 1.5%. As a percentage of net sales, S,G & A expenses decreased to 9.8% for the third quarter of 1997 from 11.7% for the third quarter of 1996.

      Income from operations was $6.8 million and $2.9 million for the third quarters of 1997 and 1996, respectively, an increase of $3.9 million or 132.6%. As a percentage of net sales, income from operations increased to 11.0% for the third quarter of 1997 from 5.8% for the third quarter of 1996, primarily due to an increase in sales of higher margin, premium cigars.

      Interest expense was $.5 million and $.2 million for the third quarters of 1997 and 1996, respectively, an increase of $.3 million due to the issuance of the Distribution Notes. Other income, primarily interest and rental income, was $.5 million and $.1 million for the third quarters of 1997 and 1996, respectively.

      Income before income taxes was $6.9 million and $2.9 million for the third quarters of 1997 and 1996, respectively, an increase of $4.0 million or 140%.

      The provision for income taxes of $2.8 million for the three month period ended September 30, 1997, represents federal and state income taxes accrued at corporate rates since the company became a "C Corporation" effective with the initial public offering of the company's common stock on June 26, 1997. The income tax provision for the three months ended September 30, 1996 represents taxes payable by the predecessor companies to state and local governments.

      As a result of the foregoing, the Company had net income of $4.1 million in the third quarter of 1997, compared to $2.8 million for the third quarter of 1996, an increase of $1.2 million or 43.9%.

Nine month Period Ended September 30, 1997 Compared to Nine month Period Ended September 30, 1996

      Net sales were $172.1 million and $137.3 million for the first nine months of 1997 and 1996, respectively, an increase of $34.8 million or 25.4%. Retail sales increased 27.5% to $98.1 million for the first nine months of 1997 from $77.0 million for the first nine months of 1996. The increase in retail sales was due primarily to a $12.1 million or 49.2% increase in direct mail cigar sales and a $6.1 million or 59.4% increase in cigar store sales. Wholesale sales increased 22.7% to $74.0 million for the first nine months of 1997 from $60.3 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $10.0 million, or 42.5% increase in direct mail cigar sales and to a lesser extent to a $3.7 million or 10.1% increase in cash & carry cigarettes. The total increase in net sales was attributable to increases in unit volume and prices, primarily for premium cigars and cigar-related products.

      Gross profit was $34.3 million and $24.0 million for the first nine months of 1997 and 1996, respectively, an increase of $10.3 million or 42.6%. The increase in gross profit was due primarily to the increase in premium cigar sales, which have higher gross profit margins relative to the Company's other products. As a percentage of net sales, gross profit increased to 19.9% for the first nine months of 1997 from 17.5% for the first nine months of 1996, primarily due to an increase in unit volume of higher margin, premium cigars.

      Selling, general and administrative expenses ("S, G& A") were $18.2 million and $15.7 million for the first nine months of 1997 and 1996, respectively, an increase of $2.5 million or 16.3%. Included in S, G& A expenses for 1997 was a one time, $1.5 million expense related to signing bonuses paid to a key employee and MC Management, Inc., a service provider to the Company, in connection with the execution of long term service agreements. The balance of the increase in S, G& A expenses was related to increased staffing and other costs. As a percentage of net sales, S, G& A expenses decreased to 10.6% for the first nine months of 1997 from 11.4% for the first nine months of 1996.

      Income from operations was $16.1 million and $8.4 million for the first nine months of 1997 and 1996, respectively, an increase of $7.7 million or 91.8%. As a percentage of net sales, income from operations increased to 9.4% for the first nine months of 1997 from 6.1% for the first nine months of 1996, primarily due to an increase in sales of higher margin, premium cigars.

      Interest expense increased to $.9 million for the first nine months of 1997 from $.6 million in 1996, due to the issuance of the Distribution Notes. Other income, primarily interest and rental income, was $.9 million and $.76 million for the first nine months of 1997 and 1996, respectively. Other income for 1996 included $.4 million from a business interruption insurance settlement related to damages suffered at the company's Whippany location from severe weather conditions.

      As a result of the foregoing, income before income taxes increased $7.5 million, or 88.7%, from $8.5 million for the first nine months of 1996 to $16.1 million for the same period in 1997. The tax provision of $1.5 million for the nine months ended September 30, 1997 includes a provision of $2.7 million for federal and state income taxes at corporate rates and a credit of $1.2 million representing a deferred tax asset recorded concurrently with becoming subject to federal and additional state income taxes. The Company had net income of $14.6 million in the first nine months of 1997, compared to $8.4 million for the first nine months of 1996, an increase of $6.2 million or 73.5%.

Liquidity and Capital Resources

      The Company historically has financed its business through internally generated funds, bank debt and loans from certain shareholders. The Company's net cash provided by operating activities was $5.8 million for the nine-month period ended

September 30, 1997. Net cash used in investing activities during such period was $8.5 million and net cash provided by financing activities was $37.8 million, resulting from the net proceeds of $53.3 million from the initial public offering.

As of September 30, 1997, the Company had working capital of $58.3 million compared to $18.5 million at December 31, 1996. Working capital at September 30, 1997 is comprised primarily of cash and equivalents of $41.1 million, short term investments of $4.9 million, accounts receivable of $2.9 million, $26.0 million of inventory, $12.1 million of accounts payable and accrued expenses and $7.9 million of the current portion of long term debt. On July 1, 1997 the Company received $54.5 million from the underwriting syndicate representing net proceeds of the Company's Initial Public Offering.

At September 30, 1997 the Company had no funded indebtedness.

The Company has available a short term, unsecured line of credit in the amount of $15.0 million through May 31, 1998 and will be charged interest at either the bank's base rate minus 50 basis points or an increment over LIBOR , at the Company's option.

At September 30, 1997 the Company had a purchase money mortgage in the amount of $2.0 million, with a fixed interest rate of 8.25%, secured by certain property, equipment and improvements at the Whippany location. The $2.0 million mortgage was paid on October 14, 1997 with the proceeds of the offering subsequent to the expiration of a 3% prepayment penalty.

On June 6, 1997 the Company issued notes in the aggregate amount of $23.8 million to shareholders of the predecessor companies, representing the estimated cumulative undistributed earnings of the predecessor companies which operated under Subchapter "S" of the Internal Revenue Service code. The notes have a fixed interest rate of 7% and require quarterly payments in aggregate of $2.0 million plus interest through June 1, 2000. The first payment of principal and interest was made effective September 1, 1997. The holders of the notes have agreed to subordinate payment of principal and interest to senior lenders if required by credit agreement. The new credit agreement does not require subordination in the event of a default under the terms and conditions of the agreement.

      The Company believes that the proceeds of the Offering, together with internally generated funds and amounts available under lines of credit, will provide sufficient cash to meet the Company's capital and other cash requirements for the foreseeable future.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

      Securities Act Rule 229.463 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three months following the effective date of the registration statement, and every six months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission ("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic Exchange Act reports until the application of such proceeds is complete.

      The information provided below represents a reasonable estimate of the cumulative application, through September 30, 1997, of the net proceeds of $ $53,270 which were received following the Company's initial public offering on June 26, 1997:

Relocation and design of specialty stores                   $ 2,305

Upgrade of information systems and graphics                 $ 1,270

Reduction of bank debt and mortgages                        $ 5,247

Payment of distribution notes                               $ 2,381

Payment of employment bonuses                               $ 1,500

Working capital and general corporate use                   $13,070

      Except for payments described in the following sentence, the cumulative application of the net offering proceeds listed above represent direct payments to others. Except for the payment of the distribution notes referred to in the preceding paragraph, no payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their attendance at board meetings or for their service provided to the Company under consulting arrangements, if any.

      At September 30, 1997, the status of proceeds pending final application are as follows:

Temporary investment in cash equivalents                    $22,575

Temporary investment of proceeds in marketable securities   $ 4,922

Item 6. Exhibits and Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               800-JR CIGAR, INC.
                               ------------------
                                  (Registrant)


Date: November 13, 1997                              by: /s/ Lewis I. Rothman
                                                      Chairman and President


Date:  November 13, 1997                             by: /s/ Timothy P. Shannon
                                                      Chief Financial Officer