Form 10-K
period 1997-12-31
800 JR CIGAR INC
filed 1998-03-31
CIK 1035507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: SEC #: 0-22675


                               800-JR Cigar, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     52-2022117
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

301 Route 10 East, Whippany, New Jersey 07981, (Address of principal executive offices) (Zip code)

                             (973)884-9555
           (Registrant's telephone number including area code)


        Securities  registered  pursuant  to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

None



        Securities  registered  pursuant  to Section 12(g) of the Act:

Common Stock, $.01 par value



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The aggregate market value of Registrants' Common Stock held by non-affiliates as of March 27, 1998 was $72,450,000.00 based on 3,450,000 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $21.00 as reported by the Nasdaq National Market.

         The number of shares of Common Stock of the registrant outstanding at March 30, 1998 was 12,750,000.



                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Notice and Proxy Statement for the 1998 Annual Meeting of Stockholders to be held May 20, 1998

                                      Index

Part I
Item 1.    Business............................................................4
Item 2.    Properties.......................................................  12
Item 3.    Legal Proceedings................................................  12
Item 4.    Submission of Matters to a Vote of Security Holders..............  12
Part II
Item 5.    Market for the Registrant's Common Equity and Related Security
               Holder Matters...............................................  13
Item 6.    Selected Financial Data..........................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  15
Item 8.    Financial Statements and Supplementary Data......................  19
Item 9.    Changed in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  20
Part III
Item 10.   Directors and Executive Officers of the Registrant...............  20
Item 11.   Executive Compensation...........................................  20
Item 12.   Security Ownership of Certain Beneficial Owners and Management...  20
Item 13.   Certain Relationships and Related Transactions...................  20
Part IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K. 21

                                     Part I

Item 1.  Business

General

800-JR Cigar is one of the largest distributors and retailers of brand name premium cigars in the United States. The Company's primary products consist of premium cigars, mass market cigars and cigarettes, which are distributed to retail and wholesale customers. The Company's highest gross margins are generated from the sale of premium cigars (imported, hand-made and hand-rolled cigars made with long filler and all natural tobacco leaf) and, as such, it has targeted premium cigars as its primary growth vehicle. The Company's premium cigars consist of approximately 150 brands of which 45 are the Company's proprietary brands. Among the company's proprietary products are nationally recognized brand names such as Belinda(R), Casa Blanca(R), El Rey del Mundo(R), 5 Star Seconds(R), Jose Marti(TM), J.R Alternative(R), J.R, Ultimate(R), La Finca(R), Rosa Cuba(TM), and Santa Clara(R). The Company is the largest customer for each of the world's leading cigar manufacturers, inducing Consolidated Cigar Holdings, Inc. ("Consolidated Cigar"), General Cigar Holdings, Inc. ("General Cigar"), Swisher International, Inc. ("Swisher") and Villazon & Company, Inc. ("Villazon").

800-JR Cigar, Inc. is a holding company owning 100% of the outstanding capital stock of each of J.R. Tobacco of America, Inc., Cigars by Santa Clara, N.A., Inc., J.N.R. Grocery Corp., J.R. Tobacco NC, Inc., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., J.R.-46th Street, Inc., J.R. Tobacco Outlet, Inc., J.R. Statesville, Inc., J R Cigar (DC), Inc., J.R.
Tobacco of Burlington, Inc., and Casa Blanca Inc.

The Company is well known for its cigar business, principally the sale of premium cigars, at discounted prices. Associated sales of other discount products, including cigarettes, general merchandise, fragrances and other tobacco related products, benefit from this recognition.

Marketing and Distribution

Retail Operations. The Company's retail operations are comprised of a premium cigar direct mail operation through which the Company markets a variety of cigars and tobacco related products, six stand alone cigar stores (four in the New York metropolitan area, one outside Detroit, Michigan, and one in Washington, D.C., and two discount outlet stores in North Carolina.)

Direct Mail. The company markets a wide variety of premium cigars (including its own brand names) and related tobacco products on a retail basis throughout the United States by direct mail. For over 25 years, the Company has maintained an extensive proprietary mail order list of regular customers. The Company's average order size is presently over $110. Management utilizes its mail order catalogs as it primary advertising vehicle. Each glossy, color catalog is replete with humorous asides and anecdotes written by Lew Rothman, the Company's President and Chief Executive Officer, who views the retail catalog as a means of personally communicating with the Company's established customer base. The Company catalog frequently highlights the Company's proprietary cigars and changes its product offerings and featured specials with each issue. On average, each catalog offers 20 different brands of cigars from six different countries; however, by dialing 1-800-JR-CIGAR, a customer can order any cigar or tobacco accessory currently carried by the Company. In the event that the Company does not have a particular product in stock, a customer may place an order to ship on arrival, or knowledgeable telemarketers may direct the customer to similar products by utilizing the Company's sophisticated database. The Company has increased the frequency and circulation of its mail order catalog and introduced its own website in 1997 as an additional means of advertising. Retail mail order sales increased 49.0% to $52.9 million in 1997, accounting for 22.0% of net sales, compared to $35.5 million in 1996, representing 18.5% of net sales.

Cigar Stores. The Company currently maintains six specialty cigar stores. The Company's strategy is to: (i) locate its stores in densely populated, highly trafficked areas where demand for premium cigars is high: (ii) maintain exceptional inventories of premium cigars and: (iii) maintain fully humidified and climate-controlled stores to ensure freshness. In July 1997, the Company relocated its Hasbrouck Heights, NJ store to Paramus, NJ, an upscale area of Bergen County. In March 1998, the Company relocated one of its New York stores to Wall Street. Sales generated by the Company's cigar stores increased 42.0% to $23.0 million in 1997 accounting for 9.6% of the Company's net sales, compared to $16.2 million in 1996, accounting for 8.4% of the net sales.

Discount Outlet Stores. The Company operates two large discount outlet stores. The Company's strategy for discount outlet store success is to: (i) strategically locate its stores on interstate highways; (ii) leverage the Company's reputation for quality cigars and cigarettes at discount prices; and
(iii) to offer a broad and changing product mix to encourage multiple purchases. An important factor contributing to its success is its status as a licensed cigarette distributor in North Carolina for the major U.S. cigarette manufacturers. Each discount outlet store maintains on the premises a wholesale cigarette cash-and-carry operation and a specialty cigar store. Sales generated by the Company's discount outlet stores increased 6.5% to $63.6 million in 1997, accounting for 26.5% of net sales, compared to $59.7 million in 1996, representing 31.1% of net sales.

Cigar Bars. In January 1998, the Company purchased, for a nominal amount, Casa Blanca Inc., an affiliated entity, which operates a discount liquor store and cigar bar at the Whippany location. In March 1998, the Company began operation of a cigar bar at its Wall Street Court location.

Wholesale Operations

Wholesale activities are a major component of the Company's success, enabling the Company to obtain favorable prices by giving it the ability to purchase tobacco products, particularly cigars and cigarettes in large quantities, and the flexibility to determine the amount, timing and manner by which it will satisfy demand in the marketplace. The Company attributes its competitive advantage over other distributors to: (i) a large quantity and variety of products; (ii) a policy of no minimum order; (iii) convenience through "one stop shopping;" and (iv) competitive prices. Sales generated by the Company's wholesale division grew 25.1% to $100.8 million in 1997, accounting for approximately 41.9% of net sales, compared to $80.6 million in 1996, accounting for 42.0% of net sales.

Catalog. The Company's wholesale mail order business is focused on the sale of premium cigars. The Company's wholesale catalog consists of a comprehensive price list of a wide selection of Company branded products as well as premium and mass market cigars trademarked by others. The catalog is distributed to approximately 5,000 smoke shops, fine restaurants, taverns, liquor stores and other retail outlets throughout the United States. Wholesale catalog sales increased from 41.1% to $46.0 million in 1997, accounting for 19.1% of net sales, compared to $32.6 million in 1996, accounting for 17.0% of net sales.

Cash-and-Carry. The Company's cash-and-carry wholesale operations are conducted on a walk-in basis at its two North Carolina discount outlet stores. The Company maintains a 3,000 square foot wholesale store within each of its discount outlet stores which serve wholesale customers. The Company obtains substantially all of its cash-and-carry wholesale revenues at these locations from the sale of a wide variety of premium cigarettes, generic cigarettes and deep discount label cigarettes. The remainder of the Company's cash-and-carry wholesale revenues are derived from mass market cigars, smokeless tobacco products and pipe tobaccos. The Company's cash-and-carry sales grew 14.2% to $54.8 million in 1997, accounting for 22.8% of net sales, compared to $48.0 million in 1996, accounting for 25.0% of net sales.

Products

Cigars and Other Tobacco Products

Sales of premium and mass market cigars and other tobacco products increased 44.3% to $135.2 million for the year ended December 31, 1997, accounting for 56.3% of net sales, compared to $93.7 million for the year ended December 31, 1996, representing 48.8% of net sales.

Premium Cigars. Premium cigars are generally imported, 100% hand-made or hand-rolled cigars made with long filler and all natural tobacco leaf. Unit sales of premium cigars in the United States increased by 30.5%, 66.3% and 75.89% in 1995, 1996 and 1997, respectively. The Dominican Republic, Honduras and Jamaica collectively accounted for approximately 83.7% of premium cigars imported into the United States in 1997. Approximately 90% of the cigars sold by the Company are premium cigars.

The Company sells approximately 150 brands of premium cigars, of which 45 are the Company's proprietary brands. Sales of the Company's proprietary cigars represent approximately 45% of the Company's total gross dollar premium cigar sales. The Company offers most of its cigars at discounts ranging from approximately 20% to 60% off of manufacturers' suggested retail prices.

The Company believes that its proprietary product offerings are unmatched in the marketplace for superior quality at affordable prices. The Company's premium cigars are handmade and are principally produced in five countries, including Honduras, the Dominican Republic, Nicaragua, Mexico and Jamaica. While premium cigars generally sell at price points ranging up to $12.00 per cigar, the Company's branded premium cigars are typically sold at prices ranging between $1.75 to $4.00 per cigar with J.R Alternatives selling at price points ranging from $.75 to $1.50 per cigar. In addition, the Company holds exclusive licenses to distribute additional brands of premium cigars for certain periods of time. The Company has the right to market the El Rey del Mundo(R) and Belinda(R) brand names exclusively through the year 2012. Among the Company's premium brands, several have received from Cigar Aficionado magazine among the highest ratings of cigars sold, including, among others El Rey del Mundo, La Finca, Belinda, Casa Blanca and Santa Clara.

The following premium cigars are either trademarks or pending trademarks of the Company or brands exclusively licensed to the Company:

         Honduras: Belinda, Chivis, Consuegra, Honduran Specials, J.R Alternatives, J.R Ultimate, Jose Marti, La Finca, Lew's Smokers, Maria Mancini, Mocha, Mocha Supreme, Rey del Mundo, Tena Y Vega, Vintage Hondurans.

         Dominican Republic: Casa Blanca, Casa Blanca Reserve, Dominican Estates, Five Star, Five Star Seconds, J.R Alternatives, J.R Special Caribbean, J.R Special Corona, J.R Special Jamaicans, Jose Marti, Matasa 2nds, Quorum, Royal Dominicana.

         Nicaragua:  Jose Marti, La Finca, Rosa Cuba, Villar y Villar, Remedios,
                     Flor de Farach.

         Mexico:  Mocambo, Santa Clara, Shane

         Jamaica: J.R Alternatives, Whitehall.

         Philippines:  Harrows.

         Spain: La Fama.

         Ireland:  Mocambo Cigarillos.

Mass Market Cigars. Mass market cigars generally are domestic, machine-made cigars that use less expensive short filler tobacco and are made with homogenized tobacco binders and either homogenized sheet wrappers or natural leaf wrappers. The Company sells approximately 75 mass market large cigars, as well as four proprietary brands of mass market cigars. The Company's proprietary mass market cigars sell at prices as low as $.50 per cigar. These products are manufactured for the Company in the United States and are sold under the brand names Garcia Grande, Henry IV, J.R. Famous and Mr. B.

Smokeless Tobacco Products and Pipe Tobacco. The Company sells moist snuff, loose leaf chewing tobacco, and dry snuff in each of its retail stores, including its two discount outlet stores in North Carolina. The Company also plans to sell smokeless tobacco products in the stores it opens in the future. Smokeless tobacco products are made from tobacco that has been cured, aged, fermented and then dried and flavored. In addition to cigars and smokeless tobacco products, the Company sells pipe tobaccos of various types, grades, countries or origin and crop years.

Tobacco Accessories. The Company also sells a wide variety of tobacco accessories, including, among other things, humidors, cutters, pipes, disposable lighters, cigar cases and ashtrays. Although sales of such products represent a small component of the Company's overall business, the Company believes that their inclusion among the Company's product mix enhances the look of the Company's retail catalog and rounds out the range of products offered by the Company.

New Product Development. The Company is continually engaging in new product development, and expects to launch two new premium cigar brands during the first half of 1998: Remedios which will be produced in Nicaragua, and Trinidad y Cia, which will be produced in the Dominican Republic. In the second half of 1998, the Company will launch Casa Blanca Reserve a Dominican Republic cigar and Perfecto Garcia from Nicaragua. In addition, the Company expects to receive exclusive distribution rights to two existing famous cigar brands this year.

Cigarettes

The Company purchases its cigarettes from major manufacturers for resale in its discount outlet stores and from distributors for resale in certain of its cigar stores, including brands such as Marlboro and Winston and discount labels such as Basic and GPC. The availability of discount cigarettes generates substantial customer traffic at the Company's two discount outlet stores. In 1997, the Company grossed approximately $20.5 million and $30.5 million, respectively, from cigarette sales in the Selma, North Carolina and Statesville, North Carolina discount outlet stores alone. Overall cigarette sales grew 6.3% to $83.3 million in 1997, accounting for 34.6% of net sales, compared to $78.4 million in 1996, accounting for 40.8% of net sales.

Fragrances and Other Merchandise.

The Company believes that diversification in its product mix encourages increased retail sales. The Company purchases a wide variety of designer fragrances and specialty goods from distributors for resale exclusively in its discount outlet stores and, to a lesser extent, other Company retail stores. Such specialty goods include, among other things, books, collectibles, gift items, toys, household items, jewelry, jeans and other clothing items. The Company offers all such products at significantly reduced prices, with fragrances frequently sold at prices ranging from 20% to 75% off the suggested retail price. The Company believes that diversification in its product mix encourages customers to purchase more than one type of item and contributes to increased sales. Although the majority of such products are sold from the Company's two discount outlet stores, the Company is able to ship inventory to its other retail stores at targeted times, such as the Christmas holiday season, to maximize sales at these stores. Sales of fragrances and other merchandise grew 9.5 % to $21.8 million in 1997, accounting for 9.1% of net sales, compared to $19.9 million in 1996, accounting for 10.4% of net sales.

Sources of Supply; Production

Cigar manufacturers have recently experienced shortages in raw material (principally properly aged tobacco) due to unanticipated increases in demand for tobacco for premium cigars. The Company, therefore, has also experienced shortages in supply and increasing prices. To address this issue the Company believes that major manufacturers have strengthened their relationships with tobacco growers around the world and have increased production in an effort to meet demand. The Company believes that the quality and strength of its business relationships with such manufacturers, developed over a 25 years period, have positioned it to obtain a significant portion of such increased production.

In addition, to enhance the supply of the Company's own brand name premium cigars, the Company has entered into five-year supply agreements with Nicaraguan American Tobacco, S.A. ("NATSA") and Tabacalera Nacional Dominicana, S.A. ("TANDSA"), affiliated entities which own and operate manufacturing facilities in Nicaragua and the Dominican Republic, respectively. Pursuant to such agreements, NATSA produces products exclusively for the Company and one-third of TANDSA's production, which commenced in May 1997, is allocated to the Company. Each of NATSA and TANDSA produces 50,000 and 10,000 premium cigars per day, respectively, and together currently represents approximately 30% of the Company's supply of premium cigars. The Company, however has not entered into formal contracts with any other manufacturer. In January 1998, the Board of Directors approved the Company's purchase of Nicaragua American Tobacco Co., Inc., ("NATCO"), the exclusive importer of all NATSA products for a multiple of NATCO's earnings.

An important factor in the success of the Company's discount outlet stores has been its status as a licensed cigarette distributor in the State of North Carolina for virtually every major U.S. cigarette manufacturer. As a direct buying account of every major cigarette manufacturer, the Company is eligible to participate in various goal oriented promotions and to receive display allowances, which enables it to pass substantial savings onto its customers. Another important factor in the Company's discount store growth has been the Company's experience in purchasing general merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional vendors. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels.

Sales and Advertising

The Company has relied successfully upon the strength of its reputation and word of mouth to achieve steadily increasing sales during years of industry decline as well as industry prosperity, and believes that 25% of the nation's premium cigar smoking public represents its customer base. The Company's Chief Executive Officer, Lew Rothman, is a well-known figure in the world of cigars and the Company's products are widely reputed to be of high quality at affordable prices. As such, the Company is frequently featured in articles printed by such publications as Cigar Aficionado, Smoke and the Tobacconist and numerous newspapers. Consequently, the Company has not been required to maintain a sales force or to expend substantial amounts of money to promote its image or its products. The Company believes that the lack of significant marketing expenditures enables it to fulfill its mission to provide quality and affordability.

The Company does, however, conduct a limited amount of advertising in local newspapers catering to the Company's retail communities and on highway billboards located within a 20 to 90 mile radius surrounding the Company's North Carolina discount outlet stores. The Company anticipates spending approximately 1% of its net sales annually in advertising. In 1997 the Company issued five catalogs and plans to distribute seven during 1998.

Information Systems

Over the past several years, the Company has made a substantial investment in its information systems, which has enabled it to manage its inventory and monitor sales on a real time basis. During 1997, the Company engaged Computer Generated Solutions Inc. and RMP Computer Science to review its management information systems and to recommend improvements to such systems. In addition, the Company introduced its own website during 1997 as a new cost-effective means of direct marketing.

Approximately 85% of the Company's purchased inventory is bar-coded by the manufacturer, and the Company uses alpha numeric coding to identify its remaining inventory, consisting principally of premium cigars. The Company's headquarters and warehouse are electronically linked to each discount outlet and cigar store location, enabling the Company's senior management to monitor daily sales and inventory levels at each location by SKU. As a consequence, the Company is able to identify the best selling items, to forecast product demand by SKU. In addition, the Company's software is able to identify low stock situations and to communicate product re-orders directly to its North Carolina warehouse instantaneously. The Company believes that this capability greatly reduces out-of-stock situations in its retail outlets.

MC Management, the Company's telemarketing provider, has access to the Company's information systems, and is able to obtain in-stock product information on a real time basis, as well as access a variety of information regarding any cigar in which a customer may be interested, including the cigar's strength, ring size, length, country of origin, wrapper color and price as well as a list of comparable cigars to be recommended it the desired cigar is out of stock. The Company believes that these capabilities have enabled it to increase sales despite periods of industry shortages. In addition, because the Company's systems are on-line with all major credit cards, the Company is able to obtain instant credit checks prior to the release of an order, thereby reducing the Company's bad debt experience.

Competition

The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. The Company believes that no single corporation competes against the Company in all of the Company's lines of business, although several companies compete against the Company in one or more of its market segments. The Company faces retail competition from numerous small smoke shops. Likewise, the Company's cash and carry wholesale stores face price competition from Sam's Clubs, a division of Wal-mart Stores, Inc., in its local markets. Sam's Clubs has substantially greater resources than the Company and is better able to sustain prolonged price competition.

Intellectual Property

The Company markets a number of cigar brand names which are registered trademarks of the Company: Quorum(R), 5 Star Seconds(R), J.R Ultimate(R), Mocambo(R), Maria Mancini(R), Consuegra(R), La Finca(R), Whitehall(R), Perfecto Garcia(R), Perfecto Garcia Crown Royals(R), Garcia y Garcia(R), Rey del Rey(R), Mocha(R), Farach(R), Casa Blanca(R), Santa Clara(R), Robustos de Manuel Zavalla(R), Jose Marti(R), Villar y Villlar(R) and El Secreto del Rio Jagua(R). The Company has also registered the J.R(R) mark, which precedes Company brand names such as J.R Special Jamaica, J.R Special Corona, and J.R Special Caribbean. The J.R Alternative(R) brand name, which is used to market cigars that are manufactured for the Company in Jamaica, the Dominican Republic, and Honduras, is also a registered trademark of the Company. Trademark applications are pending for LaguitoTM, and La MecaTM brand names. In addition to the foregoing, the Company holds trademarks for the following ring size names of cigars: Remedios(R), Principales(R), Clemenceau(R), Reynitas(R) and Jeroboam(R) and trademark applications are pending for the RectangulareTM and ValentinasTM cigar sizes. Each of the aforementioned trademarks are valid for ten years from the date of registration with the U.S. Patent and Trademark Office and are subject to renewals. With regard to its non-tobacco products, the Company also holds a registered trademark for CigarwareTM, which it intends to use to market a line of clothing. The Company has also filed a trademark application for its direct mail telephone number 1-800-JR-CIGARTM.

Employees

As of December 31, 1997, the Company had 690 employees, of whom 319 were engaged in sales, eight in finance and administration, 147 in operations and 216 in various part-time and temporary capacities. The Company will be required to hire additional employees on a periodic basis in connection with future facilities and expanded direct mail operations. The Company considers its relations with its employees to be good.

As of December 31, 1997, various administrative and other services have been performed for the Company by MC Management who had 118 employees, including 102 telemarketers involved in retail and wholesale direct mail operations. The Company will be required to hire additional employees on a periodic basis, in connection with the construction, and subsequent operation, of future facilities and expanded direct mail operations.

Tobacco Industry Litigation

Regulation. The tobacco industry is subject to regulation in the United States at federal, state and local levels. Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. The recent trend is toward increasing the scope and quantity regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars. A variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would, if passed, (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of such advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modify federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shift regulatory control of tobacco products and advertisements from the United States Federal Trade Commission, ("FTC") to the United States Food and Drug Commission, ("FDA"); (v) increase tobacco excise taxes; and require tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been passed by Congress.

In August, 1996, the FDA published a final rule in the Federal Register in which it announced that nicotine is a drug and that it therefore has jurisdiction over nicotine-delivery products, including cigarettes and smokeless tobacco products, as medical devices. Specifically, the rule prohibits a variety of activities relating to the sale of cigarettes and smokeless tobacco. The provision prohibiting retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18, and requiring retailers to check the photographic identification of every person under the age of 27 became effective on February 28, 1997. Other measures were scheduled to go into effect on August 28, 1997 and August 28, 1998. The FDA has also announced that, at some future point, it intends to apply additional requirements, potentially including registration, listing, premarket notification and approval, record-keeping and reporting requirements, and good manufacturing practices. All of these requirements would represent substantial additional costs to the Company's operations. A number of tobacco companies and other entities have filed legal proceedings challenging the FDA's assertion of jurisdiction to regulate tobacco products. On April 25, 1997, the Federal District Court for the Middle District of North Carolina upheld the FDA's jurisdiction to regulate cigarettes and smokeless tobacco as medical devices and to improve restrictions on their sale and distribution to minors, but rejected the agency's restrictions on advertising and promotion. Pending appeal, the court ordered that all restrictions which had gone into effect on February 28, 1997 would remain in full force but held that the agency may not implement any of the additional regulations that were scheduled to take effect on August 28, 1997 or thereafter. This decision has been appealed and no judgement has yet been rendered. The Company is unable to predict the outcome of the appeal or its ultimate effect on the consumption of tobacco or on the Company's business and profitability. One company has proposed, as an alternative to FDA regulation of tobacco products, a more limited set of restrictions on cigarette sales and advertising aimed at curbing youth smoking. The Company is unable to predict the effect on its business and profitability of the FDA rules but, if upheld in court, such rules could have a material adverse effect on the operations of the Company. Although these regulations are not currently applicable to cigars and cigar products, there can be no assurance that additional regulations will not be proposed in the future cigars and cigar products.

In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations of the Company. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas.

Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although there is no federal law currently requiring that cigars or pipe tobacco carry such warnings, California has enacted legislation requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco smoke on others that are not presently smoking (so called "second-hand" smoke). There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

The United States Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of passive smoking (second-hand smoke), which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. This study could affect pending and future tobacco regulation and litigation.

Increased cigar consumption and the publicity that such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing, or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

Litigation. Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced. Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements exempt claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not exempt claims based on express warranty, misrepresentation, fraud, or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful. A jury in Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages.

Current tobacco litigation generally falls within one of three categories: class actions, individual actions (which have been filed mainly in the State of Florida) or actions brought by individual states generally to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions.

In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to secondhand smoke.

There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or similar litigation in the future against the cigar industry. The costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against sellers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's business.



Item 2.  Properties

The Company's executive and administrative offices are located in Whippany, New Jersey in a 33,000 square foot building owned by the Company, which includes an 8,200 square foot upscale cigar store of which 1,200 square feet are allocated to the El Rey del Mundo Cigar Bar acquired by the Company in 1998. The Company owns a 50,000 square foot discount outlet store and a 6,000 square foot specialty cigar store located on nine acres in Selma, North Carolina. In December of 1997, the Company purchased a 100,000 square foot facility in Burlington, North Carolina, which is expected to be used as a discount outlet store, warehouse and new corporate headquarters. This building is located on I 40/85, which is a major east/west interstate in North Carolina on 14 acres of land. During, March 1998 the Company relocated its 219 Broadway store in New York City to One Wall Street Court, an upscale store including a bar and lounge located in the heart of the financial district. The Company also leases the following retail properties:

Location                  Square Footage                  Lease Expiration Date
--------                  --------------                  ---------------------
17 E. 45th St., New York, NY         3,000                    December 31, 1999
1 Wall Street Court, New York, NY     8,000                    June 22, 2007
Rt. 17N, Paramus, NJ                  7,545                    July 31, 2004
Newtowne Plaza, Statesville, NC     53,800                    December 31, 2004
Northwestern Highway, Southfield, MI  3,000                    Month to Month
1667 K. St., Washington, D.C.           850                    March 31, 1999



Item 3.  Legal Proceedings

         The Company is not presently involved in any legal proceedings which, if determined adversely to the Company, would have a material adverse effect on the Company.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Since June 26, 1997, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "JRJR." The following table sets forth the high and low sales price of the Common Stock on the Nasdaq National Market for the period commencing with the listing of the Common Stock on the Nasdaq National Market through December 31, 1997.

                  Quarter                 High               Low
                  Third                  $37.00            $17.00
                  Fourth                 $38.75            $21.00

The Company's policy is to retain all available earnings for the development and growth of its business; accordingly, it has not declared or paid any dividends on its Common Stock since the completion of its initial public offering in June 1997 and does not intend to pay any cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend upon the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board.

  The approximate number of record holders of the Common Stock as of March 27, 1998 was 2221.



Item 6.  Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Financial Statements and related notes thereto.

-----------------------------------------------------------------------------------------------------------
                                    Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                      1993           1994           1995          1996           1997
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                      (dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Statement of Income Data:
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Net sales                              $ 74,581      $ 109,297      $ 152,695     $ 191,982      $ 240,348
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Cost of goods sold                       62,660         91,588        130,645       158,007        190,886
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Gross profit                             11,921         17,709         22,050        33,975         49,462
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Selling, general, and administrative expen9,714         14,450         18,768        20,954         24,715
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Income from operations                    1,846          2,812          2,789        12,347         23,842
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Interest expense, (income) net              481            647            627           582            (14)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Other Expenses                                -            151              -            (8)            58
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative 1,769t of chang2,556accounting2,312od      12,325         24,116
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes        160            257            (74)          144          4,781
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Income before cumulative effect of change 1,609counting m2,299          2,386        12,181         19,335
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting for58ncome taxes   -              -             -              -
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Net income                              $ 1,667        $ 2,299        $ 2,386      $ 12,181       $ 19,335
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Pro forma earnings per share - basic (1)                                                $ 0.73      $ 1.30
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Pro forma earnings per share - diluted (1)                                              $ 0.73      $ 1.29
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Pro forma common shares outstanding - basic (1)                                       9,812         11,281
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Pro forma common shares outstanding - diluted (1)                                     9,812         11,374
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Working capital                         $ 9,014       $ 10,845        $ 8,914      $ 18,522       $ 55,213
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Total assets                             22,692         29,951         32,670        42,682         91,262
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Total long-term debt, including current po6,153          8,955          7,129         8,279         20,833
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Total Stockholders' equity                7,405          9,704         12,090        23,476         61,176
-----------------------------------------------------------------------------------------------------------
(1)  See Note 1 to Notes to Financial Statements-Pro Forma Earnings per share.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS


         This report contains certain "forward-looking statements." Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the company, its directors and its officers with respect to, among other things; (I) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies;
(iv) the use of the proceeds to the Company from the Initial Public Offering; and (v) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

General.

         The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. With its 27-year history in the cigar industry, the Company has established itself as an important participant in the movement of tobacco products from manufacturers to the customers. Manufacturers value the Companys ability to perform distribution, credit, customer support and marketing functions, which would otherwise be the responsibility of the manufacturer. Customers value the Company's extensive variety of tobacco products and rapid order fulfillment and benefit from advantageous pricing derived through the Company's volume buying as a direct importer and distributor. The Company's net sales have grown from $152.7 million in the year ended December 31, 1995 to $192.0 million and $240.3 million, in the years ended December 31, 1996 and December 31, 1997, respectively.

         The Company markets it products through two principal channels of distribution: retail, consisting of the Company's premium cigar direct mail business, six specialty cigar stores, and two large discount outlet stores, and wholesale consisting of the wholesale cigar mail order business and wholesale cash and carry cigarette store located within the Company's discount outlet stores. The following table sets forth the Company's sales at the retail and wholesale level by dollar amount and as a percentage of net sales.

                                                 Year Ended December 31,

                                       1995                    1996                    1997
                                    $           %           $          %            $          %
                                                       ($ in millions)
Retail operations:
     Direct mail cigars.......   $26.4       17.3%       $35.5       18.5%       $52.9       22.0%
     Cigar stores.............    10.5        6.9         16.2        8.4         23.0        9.6
     Discount outlet stores...    52.1       34.1         59.7       31.1         63.6       26.5
       Total retail sales.....    89.0       58.3         111.4      58.0         139.5      58.1

Wholesale operations:
     Direct mail cigars.......    25.2       16.5         32.6       17.0         46.0       19.1
     Cash-and-carry cigarettes*   38.5       25.2         48.0       25.0         54.8       22.8
       Total wholesale sales..    63.7       41.7         80.6       42.0         100.8      41.9
Total net sales...............   $152.7     100.0%       $192.0     100.0%       $240.3     100.0%
--------------------
*Also includes tobacco and other tobacco related products

         The Company has built its reputation with consumers as a retailer and wholesaler of a wide selection of premium cigars. To leverage its premium cigar business, the Company offers a variety of other tobacco products to the buying public, including mass-market cigars, smokeless and pipe tobacco and tobacco-related accessories. The Company is also a major distributor and retailer of cigarettes. In addition, the Company sells fragrances and general merchandise primarily through its North Carolina discount outlet stores. The following table sets forth the Company's sales per product category by dollar amount and as a percentage of net sales.

                                                  Year Ended December 31,

                                        1995                    1996                    1997
                                    $          $             %         %            $          %
                                                       ($ in millions)
Cigars/Tobacco*...............    $65.5      42.9%        $93.7      48.8%       $135.2      56.3%
Cigarettes....................    67.1       43.9         78.4       40.8         83.3       34.6
Fragrances....................     8.1        5.3          7.2        3.8          7.5        3.1
Other merchandise.............    12.0        7.9         12.7        6.6         14.3        6.0
     Total net sales..........   $152.7     100.0%       $192.0     100.0%       $240.3     100.0%
--------------------
* Excludes Cigarettes

Results of Operations

         The following discussion should be read in conjunction with the Financial Statements and related notes thereto appearing elsewhere herein. The following table sets forth, as a percentage of net sales, certain items in the Consolidated Statements of Income for the periods presented.

                                                    Year Ended December 31,
                                                 1995       1996          1997
Revenues:
     Retail sales...........................     58.3%      58.0%         58.1%
     Wholesale sales........................     41.7       42.0          41.9
     Net Sales..............................     100.0      100.0         100.0
Cost of goods sold..........................     85.6       82.3          79.0
Gross profit................................     14.4       17.7          20.6
Selling, general and administrative expenses     12.3       10.9          10.3
Depreciation and amortization...............      0.3        0.4           0.4
Income from operations......................      1.8        6.4           9.9
Other income(expense):
     Interest (expense).....................     (0.5)      (0.4)         (0.5)
     Other..................................      0.2        0.4           0.6
Income before income taxes..................      1.5        6.4          10.0
Provision (credit) for income taxes.........     (0.1)       0.1           2.0
Net income..................................      1.6%       6.3%          8.0%


Year Ended December 31, 1997 compared to Year Ended December 31, 1996

         Net sales were $240.3 million and $192.0 million for 1997 and 1996, respectively, an increase of $48.3 million or 25.2%. Retail sales increased 25.2% to $139.5 million for 1997 from $111.4 for 1996. The increase in retail sales was due primarily to a $17.4 million, or 49.0% increase in direct mail cigar stores; a $6.8 million, or 42.0% increase in cigar store sales; and a $3.9 million or 6.5% increase in discount outlet store sales. Wholesale sales increased 25.0% to $100.8 million for 1997 from $80.6 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $13.4 million, or 41.1% increase in direct mail sales and a $6.8 million, or 14.2% increase in cash-and-carry cigarette sales. The overall increase in net sales was primarily attributable to increases in the Company's retail and wholesale products sales, and in particular the sale of premium cigars and related products.

         Gross profit was $49.5 million and $34.0 million for 1997 and 1996, respectively, an increase of $15.5 million or 45.6%. The increase in gross profit was due to the increase in cigar sales, which have higher profit margins relative to other products. As a percentage of net sales, gross profit increased to 20.6% for 1997 from 17.7% for 1996, primarily due to an increase in unit volume and prices of higher margin, premium cigars.

         Selling, general and administrative ("SG&A") expenses were $24.7 million and $21.0 million for 1997 and 1996, respectively, an increase of $3.7 million or 17.6%, primarily due to increased staffing, costs related to the relocation of the Company's Bergen County, New Jersey model store, and the payment of one-time signing bonuses of $1.5 million in connection with the execution of long term service agreements. As a percentage of net sales, SG&A expenses decreased to 10.3% for 1997 from 10.9% for 1996, due primarily to net sales increasing at a greater rate than SG&A expenses.

         Income from operations was $23.8 million and $12.3 million for 1997and 1996, respectively, an increase of $11.5 million. As a percentage of net sales, income from operations increased to 9.9% for 1997 from 6.4% for 1996, primarily due to increased sales of higher margin, premium cigars.

         Interest expense increased to $1.3 million for 1997, from $.8 million in 1996. The increase is attributable to the distribution notes (which amounts represent cumulative undistributed S Corporation earnings of its subsidiaries through June 30, 1997 on which income taxes had previously been paid by the existing stockholders) issued to the former principals of the Company's subsidiaries prior to their acquisition by the Company in a reorganization transaction in June 1997. Other income was $1.5 million and $0.8 million for 1997 and 1996, respectively. The increase in 1997 was primarily due to additional interest income from investing activities.

         As a result of the foregoing, the Company had net income of $19.3 million in 1997, compared to $12.2 million in 1996, an increase of 58.7% or $7.1 million.

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

         Net sales were $192.0 million and $152.7 million in 1996 and 1995, respectively, an increase of $39.3 million or 25.7%. Retail sales increased 25.2% to $111.4 million in 1996 from $89.0 million in 1995. The increase in net sales was due primarily to a $9.1 million or 34.5% increase in direct mail cigar sales; a $5.7 million or 54.3% increase in cigar store sales; and a $7.6 million, or 14.6% increase in discount outlet store sales. Wholesale sales increased 26.5% to $80.6 million from $63.7 million in 1995. The increase in wholesale sales was due primarily to a $7.4 million, or 29.4% increase in direct mail sales and a $9.5 million, or 24.7% increase in cash-and-carry cigarette sales. The overall increase in net sales was a result of increased sales of premium cigars and related products, higher levels of cigarette sales and, to a lesser extent, general merchandise.

         Gross profit was $34.0 million and $22.1 million in 1996 and 1995, respectively, an increase of $11.9 million or 54.1%. The increase in gross profit for 1996 was due in large part to sales increases in premium cigars and cigarettes and, to a lesser extent, sales of general merchandise. As a percentage of net sales, gross profit increased to 17.7% in 1996 from 14.4% in 1995, primarily due to the impact of greater sales of lower-margin wholesale cigarettes.

         SG&A expenses were $21.0 million and $18.8 million in 1996 and 1995, respectively, an increase of $2.2 million or 11.6%, primarily due to costs related to the improvement of and relocation to the Company's Whippany, New Jersey specialty cigar store and administrative offices. SG&A expenses decreased as a percentage of net sales to 10.9% in 1996 from 12.3% in 1995, however, primarily due to net sales increasing at a greater rate than SG&A expenses. Included in SG&A expenses for 1995 are legal fees and settlement costs in connection with certain litigation with a former licensee in the amount of $1.0 million.

         Income from operations increased to $12.3 million in 1996 from $2.8 million in 1995. As a percentage of net sales, income from operations increased to 6.4% in 1996 from 1.8% in 1995, primarily due to higher sales of premium cigars.

         Interest expense remained unchanged at $0.8 million in 1996. Other income was $0.8 million and $0.3 million in 1996 and 1995. The increase was primarily due to an insurance settlement.

         As a result of the foregoing, the Company had net income of $12.2 million in 1996, compared to $2.4 million in 1995.

Seasonality

         The Company historically has experienced and expects to continue to experience certain seasonal fluctuations in its sales and net income. The Company generally has experienced relatively lower sales for the first half of the calendar year, and a substantial increase in sales and net income from the summer vacation season through the Christmas holiday season. The Company expects this trend to continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store renovations and net store openings and the net sales contributed by such stores.

Liquidity and Capital Resources

         The Company historically has financed its business through internally generated funds, bank debt and loans from certain of its principal stockholders. The Company's net cash provided by operating activities was $.3 million for 1997. Net cash used in investing activities during such period was $23.5 million, of which $15.0 million was invested in short term investments and $8.5 million was used for capital expenditures. Net cash provided by financing activities was $33.7 million for 1997, representing cash from the initial public offering of approximately $53.3 million offset by distributions to stockholders and funds used to repay long term debt and a portion of the Distribution Notes.

         As of December 31, 1997 net proceeds of approximately $53.3 million the Company's initial public offering were used for the following purposes: (i) to repay outstanding indebtedness of $7.3 million, (ii) $3.3 million for the relocation and design of specialty stores, (iii) $4.0 million for the purchase of land and building for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $4.0 million, (v) $1.5 million for the payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements, (vi) $1.6 million for the upgrade of the Company's information systems, (vii) interest payments of $.8 million on the Distribution Notes and (viii) $14.9 million for working capital and general corporate purposes. The remaining proceeds of $15.9 million are expected to be used for the following purposes: (I) $6.0 million for a new discount outlet store and warehouse distribution center, (ii) $5.0 million for the expansion of retail selling space at existing discount outlet stores,
(iii) $4.0 million for the payment of Distribution Notes, (iv) $.6 million for the interest payments on Distribution Notes and (v) $.3 million for the upgrade of information technology systems.

         The Company's net cash flow provided by operating activities was $9.2 million for 1996. Net cash used in investing activities was $4.1 million during such period, relating to capital expenditures at the Company's Whippany location. Net cash used in financing activities was $2.2 million in 1996, primarily for repayment of debt.

         At December 31, 1997, the Company had working capital of $55.2 million compared to $18.5 million at December 31, 1996. The amount for 1997 includes cash, cash equivalents and short-term investments of $31.6 million, accounts receivable of $2.3 million, $34.8 million of inventory and $9.3 million of accounts payable and accrued expenses.

         As of December 31, 1997, the Company also had available under a credit agreement a $15.0 million line of credit, with borrowings thereunder accruing interest at the bank's base rate less 0.5% or the London Interbank Offered Rate ("LIBOR") plus 1.5%. At December 31, 1997, the Company had no borrowings under this line of credit, which expires on May 31, 1998.

         At December 31, 1997 the Company had outstanding Distribution Notes in the amount of $19.8 million which were issued to the former principal stockholders of the Company's subsidiaries prior to their acquisition by the Company on June 6, 1997. These notes represented estimated undistributed accumulative S Corporation earnings through June 26, 1997, the date of the initial public offering. These notes bear interest at the rate of 7.0% per annum and are payable on a quarterly basis until June 1, 2000. In addition, the Company has outstanding Distribution Notes totaling $1.0 million bearing interest at the rate of 7.0% per annum payable on June 1, 2000.

         Capital  expenditures,   primarily  for  computers,  office  furniture,
leasehold improvements and the purchases of the Burlington, North Carolina property were $8.5 million and $2.9 million in 1997 and 1996, respectively.

         The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, and cash and short-term investments on hand, supplemented by borrowings under its current credit agreement.

         During 1995, the Company purchased versions of its principal information technology software packages, which have been certified as Year 2000 compliant by the respective software vendors. The Company has developed a plan to modify non-critical data processing systems to prepare for Year 2000. The Company expects that by early 1999 it will complete modifications of non-critical data processing systems and does not expect the total costs associated with these products will be significant.

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of this Statement.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but anticipates that the adoption of this Statement will increase the number of reported segments.



Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-26 annexed hereto. The schedule required under Regulation S-X is included herein on page S-1



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective as of October 5, 1996, the Company's Board dismissed J.H. Cohn LLP and appointed Ernst & Young LLP as the Company's independent public accountants. The report of J.H. Cohn LLP on the Company's combined financial statements as of December 31, 1994 and 1995 and for the years then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the years ended December 31, 1993, 1994 and 1995 and through October 5, 1996, there were no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure at the time of the change of independent public accountants or with respect to the Company's financial statements. Prior to retaining Ernst & young LLP, the company had not consulted with Ernst & Young LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.




                                            Part III


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the Directors and Officers of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1997 Proxy Statement").



Item 11.  Executive Compensation

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1997 Proxy Statement.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1997 Proxy Statement.



Item 13.  Certain Relationships and Related Transactions

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.




                                      Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.  Financial Statements: - See "Index to Financial Statements"
2.  Financial Statement Schedule: - See "Index to Financial Statements"
3.    Exhibits: - See "Exhibit Index"

(b) Reports on Form 8-K - None.

                                                800-JR CIGAR, Inc.

                                           Index to Financial Statements
                                         and Financial Statement Schedule



Reports of Independent Auditors..............................................F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 1996 and 1997.................F-4
Consolidated Statements of Income for the Years Ended
   December 31, 1995, 1996 and 1997..........................................F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1995, 1996 and 1997..........................................F-6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1996 and 1997..........................................F-7
Notes to Consolidated Financial Statements...................................F-8

Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts...............................S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                          Report of Independent Auditors


To the Board of Directors 800-JR CIGAR, Inc.

We have audited the accompanying consolidated balance sheet of 800-JR CIGAR, Inc. as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the combined balance sheet of 800-JR CIGAR, Inc. as of December 31, 1996 and the related combined statements of income, stockholders' equity and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 800-JR CIGAR, Inc. as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, and the combined financial position of 800-JR CIGAR, Inc. as of December 31, 1996, and the combined results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /S/  ERNST & YOUNG LLP
MetroPark, New Jersey
February 27, 1998

                                     Report of Independent Public Accountants


To the Board of Directors 800-JR CIGAR, Inc.

We have audited the accompanying consolidated statement of income, stockholders' equity and cash flows of 800-JR CIGAR, INC. AND SUBSIDIARIES for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 800-JR CIGAR, INC. AND SUBSIDIARIES for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit referred to above included Schedule II as of and for the year ended December 31, 1995 which presents fairly, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

                                           /S/  J.H. COHN LLP

Roseland, New Jersey
May 21, 1996

                                                           December 31
                                                       1996           1997
                                                 -------------------------------

Assets
Current assets:

   Cash and cash equivalents                        $  6,056        $16,572
   Short-term investments                                  -         14,981
   Accounts receivable, net of allowance for
    doubtful accounts of $118 and $78 at
    December 31, 1996 and 1997, respectively           1,703          2,313
   Merchandise inventory                              19,616         34,779
   Prepaid expenses and other current assets             700          2,155
   Loans receivable - affiliates and other
    associated entities                                1,070            603
   Loans receivable - stockholders                     2,471              -
   Deferred tax assets - current                           -            996
                                                 -------------------------------
Total current assets                                  31,616         72,399

Property, equipment and improvements, at cost, net
    of accumulated depreciation and amortization      10,876         18,518
Other assets                                             165            243
Deferred tax assets                                       25            102
                                                 ===============================
Total assets                                         $42,682        $91,262
                                                 ===============================

Liabilities and stockholders' equity Current liabilities:
   Current portion of long-term debt                 $ 2,167     $        -
   Current portion of distribution notes payable
    to stockholders                                        -          7,933
   Current portion of capital lease obligations           89              -
   Accounts payable                                    8,947          7,157
   Accrued expenses                                    1,891          2,096
                                                 -------------------------------
Total current liabilities                             13,094         17,186

Long-term debt, less current portion                   6,112              -
Distribution notes payable to stockholders,
    less current portion                                   -         12,900
                                                 -------------------------------
Total liabilities                                     19,206         30,086

Commitments and contingencies

Stockholders' equity:
   Common stock of predecessor                            21              -
   Preferred stock, $.01 par value, 5,000,000
    shares authorized, no shares issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares
    authorized, 12,750,000 issued and outstanding          -            128
   Additional paid-in capital                             28         52,716
   Retained earnings                                  23,845          8,332
                                                 -------------------------------
                                                      23,894         61,176
   Less treasury stock, at cost                         (418)             -
                                                 -------------------------------
Total stockholders' equity                            23,476         61,176
                                                 ===============================
Total liabilities and stockholders' equity           $42,682        $91,262
                                                 ===============================

                                       800-JR CIGAR, Inc. and Subsidiaries

                                        Consolidated Statements of Income
                                (Dollars in thousands, except per share amounts)


                                                  Year ended December 31
                                            1995           1996           1997
                                   ---------------------------------------------
Net sales                                 $152,695       $191,982       $240,348
Cost of goods sold                         130,645        158,007        190,886
                                   ---------------------------------------------
Gross profit                                22,050         33,975         49,462

Operating expenses:
   Selling                                   3,977          3,946          5,192
   General and administrative               14,791         17,008         19,523
   Depreciation and amortization               493            674            905
                                   ---------------------------------------------
Income from operations                       2,789         12,347         23,842

Other income (expense):
   Interest expense                          (785)          (789)        (1,269)
   Interest income                             158            207          1,283
   Rental income                               150            195            202
   Insurance settlement                          -            373              -
   Other, net                                   -             (8)            58
                                   ---------------------------------------------
Income before income taxes                   2,312         12,325         24,116

Provision (credit) for income taxes           (74)           144          4,781
                                   =============================================
Net income                               $   2,386    $    12,181     $   19,335
                                   =============================================

Pro forma - unaudited
Historical income before provision for income taxes   $    12,325     $   24,116
Pro forma adjustments other than income taxes                 580            977
                                                 -------------------------------
Pro forma income before income taxes                       12,905         25,093

Pro forma provision for income taxes                        5,262         10,255
                                                                 ---------------
                                                 ===============================
Pro forma net income                                  $     7,643     $   14,838
                                                 ===============================

Pro forma earnings per share - basic                 $         .73    $     1.30
                                                 ===============================
Pro forma earnings per share - diluted               $         .73    $     1.29
                                                 ===============================
Pro forma common shares outstanding - basic                 9,812         11,281
                                                 ===============================
Pro forma common shares outstanding - diluted               9,812         11,374
                                                 ===============================

See accompanying notes.

                                            800-JR CIGAR, Inc. and Subsidiaries
                                Consolidated Statements of Stockholders' Equity
                                            (Dollars in thousands)

                                       Common
                                      Stock of                               Additional
                                    Predecessor       Common Stock            Paid-in         Retained       Treasury
                                               ----------------------------
                                      Entities      Shares       Amount        Capital         Earnings         Stock        Total
                                  -------------------------------------------------------------------------------------------------

Balance at January 1, 1995               $21                 -         -       $   28         $10,073         $(418)     $   9,704
   Net income                                                                                   2,386                        2,386
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1995              21                 -         -           28          12,459          (418)        12,090
   Distribution to stockholders                                                                  (795)                        (795)
   Net income                                                                                  12,181                       12,181
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1996              21                 -         -           28          23,845          (418)        23,476
   Net income                                                                                  19,335                       19,335
   Reorganization                        (21)        9,300,000     $  93         (547)             57           418              -
   Issuance of common stock                          3,450,000        35       53,235                                       53,270
   Issuance of distribution notes                                                             (23,800)                     (23,800)
   Issuance of additional
    distribution notes                                                                         (1,000)                      (1,000)
   Distribution to stockholders                                                               (10,105)                     (10,105)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $    -        12,750,000      $128      $52,716       $   8,332       $     -       $ 61,176
                                  =================================================================================================
See accompanying notes.

                                                      Year ended December 31
                                                    1995       1996       1997
                                              ----------------------------------

Cash flows from operating activities
Net income                                         $ 2,386    $12,181    $19,335
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      493        674        905
    Provision for uncollectible accounts                33        191         55
    Deferred income taxes                              57         (5)    (1,073)
    Other                                              (17)        (8)         -
    (Gain) loss on sale of assets                       (8)        28          -
    Changes in operating assets and liabilities:
     Accounts receivable                              501       (549)      (665)
     Merchandise inventory                             56     (2,894)   (15,163)
     Prepaid expenses and other current assets         (3)      (460)    (1,455)
     Other assets                                       2        (36)       (78)
     Accounts payable and accrued expenses          1,053         68     (1,585)
                                              ----------------------------------
Net cash provided by operating activities            4,553      9,190        276

Cash flows from investing activities
Purchase of short-term investments                      -          -    (14,981)
Purchase of property and equipment                 (3,176)    (2,929)    (8,547)
Loans repaid by (extended to) affiliates and other
   associated entities                                 113       (240)       467
Proceeds from sale of assets                            75          -          -
Loans extended to stockholders                          -       (938)      (445)
                                              ----------------------------------
Net cash used in investing activities              (2,988)    (4,107)   (23,506)

Cash flows from financing activities
(Repayments) proceeds of borrowings under revolving
   line of credit                                      950        500          -
Proceeds from Common Stock offering                      -          -     54,545
Expenses paid in connection with Common Stock offering  -          -     (1,275)
Payments of distribution notes                          -          -     (3,967)
Payments of long-term debt                         (1,575)    (1,850)    (8,279)
Payments of capital lease obligations                 (78)       (84)       (89)
Payments of loans payable - stockholders           (1,164)         -          -
Distribution to stockholders                            -       (795)    (7,189)
                                              ----------------------------------
Net cash (used in) provided by financing activities (1,867)    (2,229)    33,746
                                              ----------------------------------

Net (decrease) increase in cash and cash equivalents  (302)     2,854     10,516
Cash and cash equivalents, beginning of period       3,504      3,202      6,056
                                                                    ------------
                                                         =======================
Cash and cash equivalents, end of period           $ 3,202    $ 6,056   $ 16,572
                                              ==================================

Supplemental disclosure of cash flow data
Income taxes paid                                  $   325    $    37  $   6,053
                                                         =======================
                                              ==================================
Interest paid                                      $   874    $   775  $     397
                                              ==================================

Supplemental disclosure of noncash investing and financing activities
Line of credit refinanced with note payable        $     -     $3,000  $      -
Non-cash distribution to stockholders                    -          -      2,916
Distribution notes issued to stockholders                -          -     24,800

See accompanying notes.

1.  Basis of Presentation and Significant Accounting Policies

Business

800-JR CIGAR, Inc. and subsidiaries ("800-JR CIGAR" or the "Company") is primarily engaged in the retail/wholesale distribution of tobacco and tobacco related products throughout the United States.

The Company's business is impacted by the general seasonal trends that are characteristic of the retail industry, and it generally experiences lower net revenues and net income in the first half of each fiscal year compared to the second half of the fiscal year.

Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of December 31, 1997 proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $3,300 for the relocation and design of specialty stores, (iii) $4,000 for the purchase of land and building for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $4,000, (v) payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements, (vi) $1,600 for the upgrade of the Company's information systems,
(vii) interest payments of $800 on the Distribution Notes and (viii) $14,900 for working capital and general corporate purposes. The remaining proceeds of $15,870 are expected to be used for the following purposes: (i) $6,000 for a new discount outlet store and warehouse distribution center, (ii) $5,000 for the expansion of retail selling space at existing discount outlet stores, (iii) $4,000 for the payment of distribution notes, (iv) $600 for the interest payments on distribution notes and (v) $270 for the upgrade of information technology systems.

Basis of Presentation

800-JR CIGAR was incorporated in Delaware in March 1997. Concurrent with the completion of 800-JR CIGAR's Offering, the former principals of the predecessor group of companies contributed to 800-JR CIGAR all of the outstanding stock in the entities listed below that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR CIGAR (the "Reorganization").

The accompanying financial statements include the results of operations for 1995, 1996 and the period from January 1, 1997 to June 26, 1997 of J.R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., cigars by Santa Clara, N.A., Inc., J.R. Tobacco Outlet, Inc., J.R.-46th Street, Inc., J.R. Tobacco NC, Inc., and J.R. Statesville, Inc. (together, the "Company" or the "Predecessor Entities").
The Predecessor Entities are corporations that had elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations through June 26, 1997.

After the Reorganization, the Predecessor Entities became subsidiaries of 800-JR CIGAR. Because 800-JR CIGAR and the Predecessor Entities were commonly owned, the Reorganization has been accounted for in a manner similar to a pooling of interests and, accordingly, the historical carrying values of the assets and liabilities of the Predecessor Entities were not affected by the Reorganization. 800-JR CIGAR conducted no business prior to the Reorganization and, accordingly, it was not included in the results of operations of the Predecessor Entities.

For the period from June 27, 1997 through December 31, 1997, the accompanying consolidated financial statements include the results of operations of 800-JR CIGAR, as well as all companies that were included in the Predecessor Entities.

All significant intercompany balances and transactions have been eliminated.

The principal stockholders of the Predecessor Entities were Lewis Rothman and LaVonda Rothman, each of whom owned 50% of the Predecessor Entities, except for J.R. Statesville, Inc., which was owned 26% by Lewis Rothman, 26% by LaVonda Rothman and 12% by each of the Shane Rothman Trust, the Luke Rothman Trust, the Marni Rothman Trust and the Samantha Rothman Trust. As consideration for the contribution of their interests in the Predecessor Entities, each of Lewis Rothman, LaVonda Rothman, the Shane Rothman Trust, the Luke Rothman Trust, the Marni Rothman Trust and the Samantha Rothman Trust will receive 4,387,920, 4,387,920, 131,040, 131,040, 131,040 and 131,040 shares of common stock, respectively, of 800-JR CIGAR, Inc., for an aggregate 9,300,000 shares.

Amounts included for common stock on the accompanying consolidated balance sheet and statements of stockholders' equity prior to the Reorganization, represent the combined par or stated value of the outstanding shares of the corporations included in the Predecessor Entities.

Statement of Income Presentation

The statement of income of the Company for the year ended December 31, 1997 reflects the results of operations of the Predecessor Entities for the period January 1, 1997 through June 26, 1997 and the results of the Company from June 27, 1997 (the date of the consummation of the Offering) through December 31, 1997.

Selected statement of income data for the year ended December 31, 1997 are as follows:
                                     January 1       June 27 to       Year ended
                                      to June         December         December
                                     26, 1997         31, 1997         31, 1997
                            ----------------------------------------------------
                                 (Predecessor)     (Company)      (Consolidated)

Net revenues                           $107,782         $132,566        $240,348
                            ====================================================

Gross profit                          $  20,975        $  28,487       $  49,462
                            ====================================================

Operating income                      $  10,481        $  13,361       $  23,842
Other (expense) income                     (118)             392             274
                            ----------------------------------------------------
Income before provision for income taxes 10,363           13,753          24,116

Provision for income taxes                  361            4,420           4,781
                            ====================================================
Net income                            $  10,002       $    9,333       $  19,335
                            ====================================================

Pro Forma Adjustments (Unaudited)

The unaudited pro forma net income for the years ended December 31, 1996 and 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1 of each period: a) a decrease in aggregate compensation from $1,818 to $400 for 1996 and from $253 to $200 for 1997 for two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $1,458 for 1996 and $798 for 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $789 for 1996 and $328 for 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $169 for 1996 and $106 for 1997 assuming the repayment to the Company of loans receivable from stockholders; e) an increase of $1,500 for 1997, related to signing bonuses paid to an officer of the Company and to MC Management in connection with the execution of long-term service agreements, and f) an increase of $5,118 for 1996 and $5,474 for 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

On June 6, 1997, the Company issued Distribution Notes to the principal stockholders of the Predecessor Entities in the amount of $23,800, representing estimated undistributed cumulative S Corporation earnings through the date of the Offering which were taxable to those stockholders. The Distribution Notes are net of loans receivable from the stockholders of $2,916, which were outstanding prior to the Offering, and additional distributions of $7,189 made prior to the consummation of the Offering to enable the stockholders to pay income taxes on their allocable portions of the 1996 and 1997 undistributed S Corporation estimated earnings through the date of the Offering. These notes bear interest at the rate of 7.0% per annum, and are payable on a quarterly basis over the three-year period following the Offering.

On June 6, 1997, the Predecessor Entities also issued additional distribution notes (the "Additional Notes") to the principal stockholders of the Predecessor Entities, for a nominal amount. At December 31, 1997, the initial principal amount of the additional notes was increased to $1 million, the maximum allowable. Such increase represents the amount by which the final S Corporation earnings of the Predecessor Entities exceeded the principal amount of the Distribution Notes (as discussed above). The Additional Notes mature on June 1, 2000 and bear interest at the rate of 7% per annum.

Pro Forma Earnings Per Share (Unaudited)

Pro forma basic and diluted earnings per share for the year ended December 31, 1996 is based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by the sale of 511,658 shares of common stock at an initial public offering price of $17.00 per share ($15.44, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes. The net income used in the calculation of pro forma earnings per share for the year ended December 31, 1996 represents pro forma net income decreased by the interest expense on debt of $789 ($467 on an after-tax basis).

The 11,280,829 pro forma common shares outstanding used in the calculation of basic pro forma earnings per share is based on a weighted average calculation derived by using 12,750,000 common shares outstanding subsequent to the offering and 9,811,658, the pro forma common shares outstanding prior to the Offering.

The 11,373,900 pro forma common shares outstanding, used in the calculation of diluted pro forma earnings per share, for the year ended December 31, 1997 is based on a weighted average calculation derived by using 12,936,143, the weighted average common shares outstanding subsequent to the Offering and 9,811,658, the pro forma common shares outstanding prior to the Offering, as calculated above. The net income used in the calculation of pro forma per share information for the year ended December 31, 1997 consists of the pro forma income of $14,838 reduced by interest expense on debt of $328 ($194 on an after-tax basis).

Supplementary pro forma basic and diluted earnings per share for the year ended December 31, 1996, is $.74 based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by (a) the sale of 511,658 shares of common stock at an initial public offering price of $17.00 per share ($15.44, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes and (b) the sale of 467,896 shares of common stock at an initial public offering price of $17.00 per share ($15.44, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to repay approximately $7,229, the amount of outstanding debt at the date of the offering. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $7,643 for the year ended December 31, 1996.

Supplementary pro forma basic earnings per share for the year ended December 31, 1997 is $.78. The common shares outstanding used in the calculation of supplementary basic pro forma earnings per share is based on a weighted average calculation derived by using 12,750,000 common shares outstanding subsequent to the offering and 10,279,554, the supplementary pro forma common shares outstanding, prior to the offering.

Supplementary pro forma diluted earnings per share for the year ended December 31, 1997 is $1.28 based on a weighted average of the 10,279,554 shares of common stock outstanding for the six-month period ended June 30 1997 (prior to the Offering) and 12,936,143 shares outstanding for the six-month period ended December 31, 1997 (subsequent to the Offering).

The net income used in the calculation of supplementary pro forma basic and diluted earnings per share is the pro forma net income of $14,838.

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash  and  cash  equivalents   include  all  cash  balances  and  highly  liquid
investments with a maturity of three months or less when acquired. The carrying amount reported for cash equivalents approximates fair value.

Short-Term Investments

Short-term investments consist of U.S. Treasury obligations and commercial paper which mature within one year. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. The Company places its temporary cash investments and short-term investments in government obligations and commercial paper of high credit quality corporations to limit its credit exposure. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas and generally short payment terms.

Merchandise Inventory

Merchandise inventory is stated at the lower of cost (determined by the first-in, first-out method) or market; market represents the lower of replacement cost or estimated net realizable value. Merchandise inventory consists of goods held for re-sale.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Depreciation and amortization of assets, including those under capital lease, is computed using the straight-line and accelerated methods over the lesser of the estimated useful lives of the related assets or the lease term. These lives range from 3 to 31 years.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotion costs amounted to $1,892, $1,129 and $1,605 for the years ended December 31, 1995, 1996 and 1997, respectively.

Income Taxes

Income taxes are accounted for by the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Revenue Recognition

Sales are recognized upon shipment of products or, in the case of sales by Company owned stores, when payment is received.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock option plans because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of the grant, no compensation expense is recognized.

Earnings per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated similar to fully diluted earnings per share. Pro forma earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of this Statement.

Disclosures About Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but anticipates that the adoption of this Statement will increase the number of reported segments.

3.  Property, Equipment and Improvements

Property, equipment and improvements consist of the following:

                                                             December 31
                                                          1996         1997
                                                      --------------------------
Land                                                    $   1,593    $   1,593
Building and improvements                                   5,860       11,003
Machinery and equipment                                     1,453        2,979
Furniture and fixtures                                      1,769        1,754
Leasehold improvements                                      3,480        5,283
Automobiles                                                   135          174
                                                      --------------------------
                                                           14,290       22,786
Less accumulated depreciation and amortization              3,414        4,268
                                                      ==========================
                                                          $10,876      $18,518
                                                      ==========================

4.  Long-Term Debt and Line of Credit

Long-term debt is comprised as follows:
                                                                December 31
                                                             1996        1997
                                                        ------------------------
Distribution Notes payable to stockholders, due in
  quarterly installments, with interest at 7.0% through
  June 1, 2000                                                           $19,833
Additional Distribution Notes payable to stockholders, due
  June 1, 2000, with interest at 7.0%                                      1,000
Mortgage payable - seller, due in monthly installments of
  interest only at 8.25% through October 1, 2001, at which
  time all unpaid principal and interest shall be due
  (secured by certain  property,  equipment and improvements with a net book value of approximately $7,384 at December
  31, 1996)                                                   $2,000
Mortgage payable - bank, due in monthly installments with
  interest at the prime rate (8.25% at December 31, 1996)
  through  December 31, 1998 (secured by certain property,
  equipment and improvements with a net book value of
  approximately $2,664 at December 31, 1996)                     475
Note payable - bank, due in monthly installments with
  interest at 6.6% through August 25, 1998                     1,680
Note payable - bank, due in monthly installments with
  interest at 8.25% through September 18, 1999                 1,255
Note payable - bank, due in monthly installments with
  interest at 7.5% through May 23, 2003                        2,750
Notes payable - former stockholder, due in monthly
  installments of $7,500 plus interest at 12% through
  April 30, 1998                                                 119
                                                        ------------------------
                                                               8,279      20,833
Less current portion                                           2,167       7,933
                                                        ========================
Long-term debt                                                $6,112     $12,900
                                                        ========================

The Company used a portion of the proceeds from the Offering to repay all debt which was outstanding as of the date of the Offering, with the exception of the Distribution Notes.

During 1997, the Company entered into a new $15,000 line of credit with a bank, which expires on May 31, 1998. Borrowings under this facility are unsecured and bear interest at the bank's prime rate less 0.5% or the London Inter-Bank Offering Rate ("LIBOR") plus 1.5%.

The fair value of the Company's long-term debt approximates its carrying value as the interest rates are substantially the same as are currently available to the Company for similar debt instruments.

The Distribution Notes and Additional Notes payable to stockholders will mature as follows:

1998                                                                   $7,933
1999                                                                    7,933
2000                                                                    4,967
                                                                  ============
                                                                      $20,833
                                                                  ============

5.  Employee Benefit Plans and Stock Option Plans

401(k) Plan

During 1997, the Company adopted a defined contribution plan (401(k)) for all eligible employees. The plan provides for discretionary contributions by the Company based on the performance of the Company. The Company made no contributions to the plan in 1997.

1997 Employee Stock Purchase Plan

During 1997, the Company adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan, effective on July 1, 1997. This plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during six-month purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the plan will be subject to a six-month holding period. The Company has reserved 300,000 shares of Common Stock for issuance under this plan.

1997 Long-Term Incentive Plan

Prior to the  Offering,  the  Board of  Directors  ("Board")  and the  Company's
stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide executive officers, key employees, and others with additional incentives enabling such persons to increase their ownership interests in the Company. The maximum number of shares of Common Stock that may be subject to outstanding awards may not be greater than 800,000 shares. Awards may be settled in cash, shares, other awards or other property, as determined by the Committee.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rates of 5.73% in 1997; expected volatility of 73%; expected option life of 10 years and an expected dividend yield of 0%. The weighted average grant fair value of options granted during 1997 was $14.02 per share. The total compensation related to stock-based compensation awards, net of related income tax benefits, under FASB 123 for 1997 would have been approximately $613.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information, for the year ended December 31, 1997, is as follows:

Pro forma net income                                                    $14,225
Pro forma diluted net income per share of common stock                    $1.23

A summary of stock option activity relating to the Company's stock options are as follows:

                                 Long-Term                   Non-Employee
                                Incentive Plan               Directors Plan
                      ----------------------------------------------------------
                             Weighted                     Weighted
                             Average        Number        Average        Number
                          Exercise Price      of       Exercise Price      of
                                            Shares                       Shares
                        --------------------------------------------------------

Outstanding at January 1, 1997                    -                            -

   Granted                    17.00         450,000        17.00          20,000
   Exercised                                      -                            -
   Canceled                   17.00         (35,000)       25.38          10,000
                      ==========================================================
Outstanding at December
   31, 1997                   17.00         415,000        19.79          30,000
                      ==========================================================

The weighted average fair value of options issued at fair market value in 1997 was $14.02 per share. There were no options exercisable at December 31, 1997.

Stock options outstanding at December 31, 1997 are summarized as follows:

                                                         Weighted Average
                                          Outstanding        Remaining
                                          Options at     Contractual Life
                                           December
        Range of Exercise Price            31, 1997
----------------------------------------------------------------------------

$17.00 per share                               435,000        10 years
$25.38 per share                                10,000        10 years
                                       ==================
$17.00 to $25.38 per share                     445,000
                                       ==================

6.  Related Party Transactions

From time to time, the Company made or received cash advances from the stockholders. Such advances bore interest at 9% and had no established due dates. Net interest (expense) income amounted to $78, $169 and $44 in 1995, 1996 and 1997, respectively.

During 1997, the Company purchased cigars from an affiliated company aggregating
approximately   $7.6  million.   The  affiliated  entity  is  owned  50%  by  an
officer/director and 50% by another director of the Company.

7.  Commitments and Contingencies

Employment Agreements

Effective upon consummation of the Offering, the Company entered into three year employment agreements with three executives of the Company. The agreements provide for aggregate annual base salaries of $505, plus employment benefits and bonuses, which shall be determined at the discretion of the Board of Directors. In connection with entering into an employment agreement, one of the executives received a signing bonus of $500.

Leases

The Company is obligated under various noncancelable lease agreements for the rental of premises classified as operating leases. Several of the leases contain escalation clauses which provide for scheduled increases.

Future minimum lease payments for operating leases as of December 31, 1997 are as follows:
                                               Operating
                                                 Leases
                                            -----------------

1998                                             $   795
1999                                                 801
2000                                                 599
2001                                                 620
2002                                                 620
Thereafter                                         1,662
                                            -----------------
                                            =================
Total minimum lease payments                      $5,097
                                            =================

Rental expense under operating leases amounted to $774, $817 and $922 in 1995, 1996 and 1997, respectively.

The obligations relating to the leasing of computer equipment, which expire during 1997, are classified as capital leases. Equipment under capital leases totaled approximately $79 and $-0-, net of accumulated depreciation, at December 31, 1996 and 1997, respectively.

Management Agreement

The Company has a management agreement with a management company which provides certain administrative services to the Company. Management fee expense in 1995, 1996 and 1997 amounted to $2,792, $3,071 and $4,132, respectively. In addition, the management company paid rent to the Company in the amount of $120, $146 and $146 in 1995, 1996 and 1997, respectively. In consideration for entering into a long-term agreement with the management company, the Company paid a signing bonus of $1 million to the management company subsequent to the Offering.

Litigation

Included in general and administrative expense for the year ended December 31, 1995 are legal fees and settlement costs in connection with certain litigation with a former licensee in the amount of $1,000.

The Company, from time to time, may be a defendant in actions arising in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company's combined financial condition or results of operations.

Self-Insurance

Effective April 25, 1994, the Company established the Pyramid Insurance Trust Fund (the "Trust") to provide health and welfare benefits to eligible employees. Contributions to the Trust by the Company shall be in amounts sufficient to pay all costs and expenses of the Trust, including, but not limited to, the cost of self-insured benefit claim payments, a reserve for self-insured benefit claims and premiums for any fully insured benefit coverage. Contributions to the Trust, all of which were charged to operations, amounted to $517, $619 and $642 in 1995, 1996 and 1997, respectively.

8.  Income Taxes

The Predecessor Entities were corporations that elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, for the years ended December 31, 1995 and 1996 and for the period January 1, 1997 to June 26, 1997 (the period prior to the Offering), no provision has been made in the accompanying financial statements for federal and certain state and local income taxes, since such taxes are the liability of the principals. In connection with the Offering, the Company became subject to federal and additional state income taxes.

The Company has adopted the provisions of SFAS No. 109. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax bases of existing assets and liabilities.

Concurrent with becoming subject to federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The deferred tax asset recorded on the date of the offering was $1,209.

The provision (credit) for income taxes consists of the following:

                                                         Year ended
                                                         December 31
                                               1995       1996        1997
                                            -----------------------------------

Current income taxes:
   Federal taxes                              $     -     $    -     $ 4,186
   State and local taxes                         (129)       149       1,668
Deferred income taxes                              55         (5)     (1,073)
                                            -----------------------------------
                                               $   74       $144     $ 4,781
                                            ===================================

The income tax credit in 1995 is due to reversals of income taxes accrued in prior years which, through a later tax election, became the responsibility of the principal stockholders.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset as of December 31, 1996 and 1997 are as follows:

                                                       Year ended December 31
                                                          1996       1997
                                                       -----------------------
Book over tax depreciation                                  $23     $   102
Allowance for doubtful accounts                               2          32
Inventory capitalization and reserves                                   485
Other book accruals                                                     479
                                                       -----------------------
                                                       =======================
                                                            $25      $1,098
                                                       =======================

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes during the years ended December 31, 1996 and 1997. The pro forma income tax provision has been prepared according to SFAS No. 109.

The pro forma income tax provision consists of the following (in thousands):

                                                   Year ended December 31
                                                         1996 1997
                                            ------------------------------------
Current income taxes:
   Federal taxes                                  $4,234          $  8,624
   State and local taxes                           1,356             2,658
                                            ------------------------------------
                                                   5,590            11,282
Deferred income tax benefit                         (328)           (1,027)
                                                             -------------------
                                            ====================================
                                                  $5,262           $10,255
                                            ====================================

A reconciliation setting forth the differences between the pro forma effective tax rate of the Company and the U.S. federal statutory tax rate is as follows:

                                                          1996         1997
                                                      --------------------------
Federal statutory rate                                    34.3%        34.4%
State and local taxes, net of federal tax benefits         6.5          6.5
                                                      ==========================
Effective tax rate                                        40.8%        40.9%
                                                      ==========================

9.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (dollars in thousands, except per share amounts):

                                                         Quarter Ended
                             ---------------------------------------------------
                               March 31   June 30   September 30  December 31
                             ---------------------------------------------------
 1997
 Net sales                           $49,683   $60,435     $62,002       $68,228
 Gross profit                          9,052    12,378      12,871        15,161
 Net income                            3,884  6,614(1)    4,084(1)      4,753(1)
 Pro forma or net income per share data:
    Earnings per share - basic           .40       .67         .32           .37
    Earnings per share - diluted         .40       .67         .32           .37
 Weighted-average number of
   common shares outstanding - basic  12,750    12,750      12,750        12,750
 Weighted-average or pro forma
    weighted-average number of common
    shares outstanding - diluted       9,812     9,812      12,942        12,934

 1996
 Net sales                           $39,896   $46,530     $50,856       $54,700
 Gross profit                          7,009     8,150       8,890         9,926
 Net income                            2,721     2,845       2,839         3,776

(1) Net income reflects an income tax provision for federal and additional state income taxes subsequent to the Offering, and the recording of an additional deferred tax benefit at the time of the Offering. Prior to the Offering, the entities in the combined group elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations.

10.  Subsequent Events

On January 27, 1998, the Board of Directors approved the purchase of the stock of Nicaraguan America Tobacco Inc. ("NATCO"), the exclusive importer of all cigars produced by Nicaragua American Tobacco S.A. ("NATSA"), a manufacturer of hand made cigars in Nicaragua. NATCO is owned 50% by an officer/director and 50% by another director of the Company, and 49% and 36% of NATSA is owned by these same individuals. The purchase price is based on a predetermined multiple of earnings of NATCO for the year ended December 31, 1997.

On January 27, 1998, the Company purchased for a nominal amount Casa Blanca, Inc. ("Casa Blanca"), the owner/operator of the El Rey del Mundo Smokers Bar and Lounge within one of the Company's retail outlets. Casa Blanca was owned by an officer/ director of the Company.

                                                                S-1

                                       800-JR CIGAR, Inc. and Subsidiaries

                                  Schedule II--Valuation and Qualifying Accounts
                                                  (In thousands)


                                          Charged     Charged
                             Beginning  to Cost and   to Other                Ending
          Description          Balance    Expense     Accounts  Deductions    Balance
------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
Allowance for doubtful accounts   $118      $55     $   -        $  95      $  78
                           =========================================================================

Year ended December 31, 1996
Allowance for doubtful accounts  $  83     $191     $   -         $156       $118
                           =========================================================================

Year ended December 31, 1995
Allowance for doubtful accounts  $  50     $ 33     $   -            $       $ 83
                           =========================================================================

                                               EXHIBIT LIST

Exhibit No.       Description of Document
     3.1          Certificate  of  Incorporation  of the  Company.  Filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1 (Registration No. 333-23401)and hereby incorporated by reference.

     3.2          By-Laws of the Company.  Filed as Exhibit 3.2 to the Company's
                  Registration   Statement   on  Form  S-1   (Registration   No.
                  333-23401) and hereby incorporated by reference.

     4.1          Form of Certificate for Common Stock of the Company.  Filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.1         The Company's 1997 Long-Term  Incentive Plan. Filed as Exhibit
                  10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.2 The Company's 1997 Non-Employee Directors' Stock Plan. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.3         The Company's Employee Stock Purchase Plan.  Filed as Exhibit
                  10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.4 1997 Employee Bonus Pool Plan. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.5 Employment Agreement, dated March 13, 1997 between the Company and Lewis I. Rothman. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.6 Employment Agreement, dated March 13, 1997 between the Company and LaVonda M. Rothman. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.7 Employment Agreement, dated March 13, 1997 between the Company and Jane Vargas. Filed as Exhibit 10.7 to the Company's
                  Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.8 Management Agreement, dated March 13, 1997 by and between MC Management and the Company. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.9 Form of Indemnification Agreement. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.10 Agreement dated March 13, 1997 by and between Cigars by Santa Clara, N.A., Nicaraguan American Tobacco Company, ("Natco"). Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.11 Agreement dated March 13, 1997 by and between Natco and Nicaraguan-American Tobacco Sociedad Anomima, S.A. Filed as
                  Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.12 Agreement dated March 13, 1997 by and between Cigars by Santa Clara, N.A., and Tabacalera Nacional Dominicana, S.A. Filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.13        Lease Agreement dated July 19, 1993 by and between J.R.
                  Tobacco of American, Inc., and Interstate Development Co., Inc. as amended by First Amendment to Lease, dated November 2, 1993, by and between J.R. Tobacco of America, Inc. and Interstate Development Company. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.14        Lease Agreement, dated March 1, 1996 by and between J.R.
                  Outlet, Inc. and Casa Blanca, Inc. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     16.1         Letter  regarding  change in certifying  accountant.  Filed as
                  Exhibit 16.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     21.1 List of Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     27.1 Financial Data Schedule. Filed as Exhibit 27.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     99.1 Consent of Cigar Aficionado. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            800-JR Cigar, Inc.

March 27, 1998                  By:___________/s/  Lew Rothman__________________
                  Lew Rothman, Chairman of the Board, President, Chief Executive
                     Officer, "Principal Executive Officer"


March 27, 1998                  By:___________/s/  Michael E. Colleton__________
                    Michael E. Colleton, Chief Financial Officer, "Principal
                        Financial and Accounting Officer"


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1998                  By:___________/s/  LaVonda M. Rothman___________
                                      LaVonda M. Rothman, Secretary and Director


March 27, 1998                  By:___________/s/  Jane Vargas__________________
                                        Jane Vargas, Vice President and Director


March 27, 1998                  By:___________/s/  Maureen Colleton_____________
                                         Maureen Colleton, Director


March 27, 1998                  By:___________/s/  Stephen Bloom________________
                                         Stephen Bloom, Director


March 27, 1998                  By:___________/s/  John Oliva___________________
                                         John Oliva, Director


March 27, 1998                  By:___________/s/  John F. Barry, Jr.___________
                                         John F. Barry, Jr., Director