Form 10-Q
period 1997-03-31
800 JR CIGAR INC
filed 1998-05-14
CIK 1035507

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: SEC #: 0-22675

                               800-JR Cigar, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     52-2022117
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                               Identification No.)

301 Route 10 East, Whippany, New Jersey 07981, USA (Address of principal executive offices) (Zip code)

                                             (973) 884-9555
                           (Registrant's telephone number including area code)

                            Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

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

         Common Stock, $.01 par value - 12,750,000 shares as of May 13, 1998

                      800-J.R. Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q





Part I - Financial Information

Item 1.  Financial Statements                                               Page
   Consolidated Statements of Income for the Three-Month Periods
     ended March 31, 1998 and 1997.............................................3
   Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997......4
   Consolidated Statements of Cash Flows for the Three-Month Periods
     ended March 31, 1998 and 1997.............................................5
   Notes to Consolidated Financial Statements..................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................11

Part II - Other Information

Item 2.  Change in Securities and Use of Proceeds.............................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14
     Signatures...............................................................15

                      800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                      Three-month period
                                                        ended March 31
                                            ------------------------------------
                                                      1998              1997
                                            ------------------------------------
                                                                   (Predecessor)

Net sales                                               $62,196          $49,683
Cost of goods sold                                       49,632           40,631
                                            ------------------------------------
Gross profit                                             12,564            9,052

Operating expenses:
   Selling                                                1,350            1,129
   General and administrative expenses                    4,966            3,681
   Depreciation and amortization                            367              187
                                             -----------------------------------
Income from operations                                    5,881            4,055

Other income (expense):
   Interest expense                                       (370)            (173)
   Interest income                                          399               90
   Rental income                                             42               45
   Other, net                                                13                8
                                            ------------------------------------
Income before income taxes                                5,965            4,025

Provision for income taxes                                2,433              141
                                            ------------------------------------
Net income                                             $  3,532        $   3,884
                                            ====================================

Pro forma:
   Historical income before provision for income taxes                 $   4,025
   Pro forma adjustments other than income taxes                           (274)
                                                             -------------------
   Pro forma income before income taxes                                    3,751
   Pro forma provision for income taxes                                    1,530
                                                             -------------------
   Pro forma net income                                                $   2,221
                                                             ===================

   Pro forma earnings per share                                         $    .21
                                                             ===================
   Pro forma common shares outstanding                                     9,882
                                                             ===================

Per share data
   Earnings per share - basic                          $    .28
                                            ====================================
   Earnings per share - diluted                        $    .27
                                            ====================================
   Common shares outstanding - basic                     12,750
                                            ====================================
   Common shares outstanding - diluted                   12,873
                                            ====================================

See accompanying notes.

                                                                        Page 3.

                      800-J.R. Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)


                                                  March           December
                                                 31, 1998         31, 1997
                                            ------------------------------------
Assets                                         (Unaudited)        (Audited)
Current assets:
   Cash and cash equivalents                         $13,799           $16,572
   Investments in marketable securities               18,760            14,981
   Accounts receivable, net of allowance for
     doubtful accounts of $78 at December 31,
     1997 and March 31, 1998, respectively             4,316             2,313
   Merchandise inventory                              38,685            34,779
   Prepaid expenses and other current assets           1,854             2,155
   Loans receivable - affiliates and other
     associated entities                                 420               603
   Deferred tax assets - current                         995               996
                                            ------------------------------------
Total current assets                                  78,829            72,399

Property, equipment and improvements, at cost,
     net of accumulated depreciation and amortization 20,033            18,518
Other assets                                             398               243
Deferred tax asset, net                                   92               102
                                             -----------------------------------
                                                     $99,352           $91,262
                                             ===================================

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt               $   7,933         $   7,933
   Accounts payable                                   11,528             7,157
   Accrued expenses                                    4,266             2,096
                                             -----------------------------------
Total current liabilities                             23,727            17,186

Long-term debt, less current portion                  10,917            12,900
                                            ------------------------------------
Total liabilities                                     34,644            30,086

Commitments and contingencies

Stockholders' equity:
   Common stock                                          128               128
   Additional paid-in capital                         52,716            52,716
   Retained earnings                                  11,864             8,332
                                            ------------------------------------
Total stockholders' equity                            64,708            61,176
                                            ------------------------------------
                                                     $99,352           $91,262
                                            ====================================

See accompanying notes.

                                                                        Page 4.

                      800-J.R. Cigar, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                          Three-month period
                                                            ended March 31
                                               ---------------------------------
                                                       1998            1997
                                               ---------------------------------
                                                                   (Predecessor)
Cash flows from operating activities
Net income                                           $     3,532         $3,884
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           367            187
     Provision for uncollectible accounts                      -             55
     Deferred income taxes                                    11            (24)
     Changes in operating assets and liabilities:
       Accounts receivable                                (2,003)           (87)
       Merchandise inventor                               (3,906)          (696)
       Prepaid expenses and other current assets             301           (694)
       Other assets                                         (155)          (342)
       Accounts payable and accrued expenses               6,541            587
                                               ---------------------------------
Net cash provided by operating activities                  4,688          2,870

Cash flows from investing activities
Purchase of marketable securities                         (3,779)             -
Purchase of property and equipment                        (1,882)          (377)
Loans repaid by (extended to) affiliates and other
     associated entities                                     183           (132)
Loans extended to stockholders                                 -           (154)
                                               ---------------------------------
Net cash used in investing activities                     (5,478)          (663)

Cash flows from financing activities
Payments of long-term debt                                                 (522)
Payments on distribution notes                            (1,983)             -
Payments of capital lease obligations                                       (21)
                                               ---------------------------------
Net cash used in financing activities                     (1,983)          (543)
                                               ---------------------------------

Net (decrease) increase in cash and cash equivalents      (2,773)         1,664
Cash and cash equivalents at beginning of period          16,572          6,056
                                               ---------------------------------
                                               =================================
Cash and cash equivalents at end of period           $    13,799         $7,720
                                               =================================

Supplemental disclosures of cash flow information
Interest paid                                        $       347        $   200
                                               =================================
See accompanying notes.

                                                                        Page 5.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1998

1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended March 31, 1997 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation, Pro Forma Adjustments and Summary of Accounting
      Policies

Basis of Presentation

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of the predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar (the "Reorganization"). The accompanying financial statements include the results of operations for the period January 1, 1997 to March 31, 1997 of J. R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J. R. Tobacco Company of Michigan, Inc., Cigars by Santa Clara N.A., Inc., J. R. Tobacco Outlet, Inc., J. R.-46th Street, Inc., J. R. Tobacco NC, Inc., J. R. Statesville, Inc. and JR Cigar (DC), Inc. (together, the "Company" or the "Predecessor Entities").

For the period from January 1, 1998 through March 31, 1998, the accompanying consolidated financial statements include the results of operations of 800-JR Cigar, as well as all companies that were included in the Predecessor Entities.

                                                                        Page 6.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1998

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

Pro Forma Adjustments

The unaudited pro forma net income for the three-month period ended March 31, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1: a) a decrease in aggregate compensation from $126 to $100 for the three-month period ended March 31, 1997 for two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $417 for the three-month period ended March 31, 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $173 for the three-month period ended March 31, 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $56 for the three-month period ended March 31, 1997 assuming the repayment to the Company of loans receivable from stockholders; and e) an increase of $1,389 for the three-month period ended March 31, 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

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

On June 6, 1997, the Predecessor Entities also issued additional distribution notes (the "Additional Notes") to the principal stockholders of the Predecessor Entities, for a nominal amount. At December 31, 1997, the initial principal amount of the additional notes was

                                                                        Page 7.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1998

2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

increased to $1 million, the maximum allowable. Such increase represents the amount by which the final S Corporation earnings of the Predecessor Entities exceeded the principal amount of the Distribution Notes. The Additional Notes mature on June 1, 2000 and bear interest at the rate of 7% per annum.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilative effects of options, warrants and convertible securities. Diluted earnings per share is calculated similar to fully diluted earnings per share. Pro forma earnings per share amounts conform to the Statement 128 requirements.

Pro Forma Earnings Per Share (Unaudited)

Pro forma earnings per share is based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by the sale of 581,738 shares of common stock assuming an initial public offering price of $15.00 per share ($13.58, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes. The net income used in the calculation of pro forma earnings per share represents pro forma net income decreased by the interest expense on debt of $173 ($102 on an after-tax basis) for the three-month period ended March 31, 1997.

Supplementary pro forma earnings per share for the three-month period ended March 31, 1997 are $.21 based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by (a) the sale of 581,738 shares of common stock assuming an initial public offering price of $15.00 per share ($13.58, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes, and (b) the sale of 571,208 shares of common stock assuming an initial public offering price of $15.00 per share ($13.58, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to repay approximately

                                                                        Page 8.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1998


2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

$7,800, the amount of outstanding debt at March 31, 1997. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $2,221 for the three-month period ended March 31, 1997.

3.  Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of March 31, 1998 proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $4,900 for the relocation and design of specialty stores, (iii) $4,100 for the purchase of land and building for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $6,000, (v) payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements, (vi) $1,800 for the upgrade of the Company's information systems,
(vii) interest payments of $1,100 on the Distribution Notes, and (viii) $14,900 for working capital and general corporate purposes. The remaining proceeds of $11,670 are expected to be used for the following purposes: (i) $4,370 for a new discount outlet store and warehouse distribution center, (ii) $5,000 for the expansion of retail selling space at existing discount outlet stores, (iii) $1,900 for the payment of distribution notes, and (iv) $400 for the interest payments on distribution notes.

4.  Revolving Credit Facility

The Company, upon consummation of the Offering, entered into a new $15 million revolving Credit Facility through May 31, 1998. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). No amounts were outstanding under this facility at March 31, 1998.

                                                                        Page 9.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1998


5.  Historical and Pro Forma Income Taxes

The historical income tax provision for the three-month period ended March 31, 1997 principally reflects taxes payable by the S Corporations, which were levied by certain state and local governments. The income tax provision for the period ended March 31, 1998 represents federal and state income taxes.

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

Pro forma income tax expense for the three-month periods ended March 31, 1997 includes a provision for federal, state and local taxes of $1,530 at an effective rate of approximately 41%. This amount is comprised of current expense of $1,800 and a deferred benefit of $270.

6.  Acquisitions

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

On January 27, 1998, the Company purchased for a nominal amount Casa Blanca, Inc. ("Casa Blanca"), the owner/operator of the El Rey del Mundo Smokers Bar and Lounge within one of the Company's retail outlets. Casa Blanca was owned by an officer/director of the Company.

                                                                        Page 10.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This report contains certain "forward-looking statements." Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the company, its directors and its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies;
(iv) the use of the proceeds of the Offering by the Company; and (v) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

General.

         The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. Over its 27-year history in the cigar industry, the Company has established itself as an important participant in the movement of products from manufacturers to the customers. Manufacturers benefit from the Company's ability to perform a number of functions, such as distribution, credit, customer support and marketing, which would otherwise be the responsibility of the manufacturer. Customers benefit from the Company's extensive variety of tobacco products, rapid order fulfillment and advantageous pricing derived through the Company's volume buying as a direct importer and distributor.

Three-month Period Ended March 31, 1998 Compared to Three-Month Period Ended March 31, 1997

         Net sales were $62.2 million and $49.7 million for the first quarters of 1998 and 1997, respectively, an increase of $12.5 million or 25.2%. Retail sales increased 12.0% to $32.3 million for the first quarter of 1998 from $28.8 million for the first quarter of 1997. The increase in retail sales was due primarily to a $3.2 million, or 32.7% increase in direct mail cigar sales. Wholesale sales increased 43.5% to $29.8 million for the first quarter of 1998 from $20.8 million over the same period in the prior year. The increase in wholesale sales was due to a $3.9 million, or 41.1% increase in direct mail cigar sales and to a $5.2 million, or 45.4% increase in cash-and-carry cigarette sales. The total increase in net sales was primarily attributable to increases in unit volume, primarily for premium cigars and cigar-related products and to a lesser extent to price increases.

         Gross profit was $12.6 million and $9.1 million for the first quarters of 1998 and 1997, respectively, an increase of $3.5 million or 38.8%. The increase in gross profit was due to the increase in sales. As a percentage of net sales, gross profit increased to 20.2% for the first quarter of 1998 from 18.2% for the first quarter of 1997, primarily due to an increase in unit volume of higher margin, proprietary cigars and strategic purchases of products based upon the Companies volume buying opportunities.

                                                                        Page 11.

         Selling, general and administrative ("S, G & A") expenses were $6.3 million and $4.8 million for the first quarters of 1998 and 1997, respectively, an increase of $1.5 million or 31.2%. As a percentage of net sales, S, G & A expenses increased to 10.1% for the first quarter of 1998 from 9.6% for the first quarter of 1997 primarily due to increased payrolls for new store openings, higher telephone expense and postage expense related to the mailings of additional catalogues.

         Income from operations was $5.9 million and $4.1 million for the first quarters of 1998 and 1997, respectively, an increase of $1.8 million or 45.0%. As a percentage of net sales, income from operations increased to 9.5% for the first quarter of 1998 from 8.2% for the first quarter of 1997, primarily due to an increase in sales of higher margin, proprietary cigars.

         Interest expense was $0.4 million and $0.2 million for the first quarters of 1998 and 1997, respectively, an increase of $0.2 million due to the issuance of the Distribution Notes. Other income, primarily interest and rental income, was $0.5 million and $0.1 million for the first quarters of 1998 and 1997, respectively.

         Income before income taxes was $6.0 million and $4.0 million for the first quarters of 1998 and 1997, respectively, an increase of $2.0 million or 50.0%.

         The provision for income taxes of $2.4 million for the three-month period ended March 31, 1998, represents federal and state income taxes provided at corporate rates since the Company became a "C" corporation effective with the initial public offering of the Company's common stock on June 26, 1997. The income tax provision for the three-months ended March 31, 1997 represents taxes payable by the predecessor companies to state and local governments at "S" corporation rates.

         As a result of the foregoing, the Company had net income of $3.5 million in the first quarter of 1998, compared to pro forma net income of $2.2 million for the first quarter of 1997, an increase of $1.3 million or 59.1%.

Liquidity and Capital Resources

         The Company prior to its Initial Public Offering has financed its business through internally generated funds, bank debt and loans from certain shareholders. The Company's net cash provided by operating activities was $4.7 million for the three-month period ended March 31, 1998. Net cash used in investing activities during such period was $5.5 million and net cash used in financing activities was $2.0 million.

         As of March 31, 1998, the Company had working capital of $55.1 million compared to $55.2 million at December 31, 1997. Working capital as of March 31, 1998 is comprised primarily of cash and cash equivalents of $13.8 million, short-term investments of $18.8 million, accounts receivable of $4.3 million, $38.7 million of inventory offset by $15.8 million of accounts payable and accrued expenses and $7.9 million of the current portion of the distribution notes.

                                                                        Page 12.

         At March 31, 1998, the Company had no funded indebtedness.

         The Company has available a short term, unsecured line of credit in the amount of $15.0 million through May 31, 1998 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. The Company intends to renew such line of credit upon its expiration.

         On June 6, 1997, the Company issued notes in the aggregate amount of $23.8 million to shareholders of the predecessor companies, representing the estimated cumulative undistributed earnings of the predecessor companies which operated under Subchapter "S" of the Internal Revenue Service code. The notes have a fixed interest rate of 7.0% and require quarterly payments in aggregate of $2.0 million plus interest through June 1, 2000. The first payment of principal and interest was made effective September 1, 1997. In addition, on June 6, 1997, the Predecessor Companies also issued additional Distribution Notes to shareholders of the Predecessor Companies for a nominal amount. On December 31, 1997, the initial principal amount was increased to $1.0 million, the maximum allowable. The additional Distribution Notes mature on June 1, 2000 and bear interest at the rate of 7.0% per annum. The holders of the notes have agreed to subordinate payment of principal and interest to senior lenders if required by credit agreements. The existing credit agreement does not require subordination in the event of a default under the terms and conditions of the agreement.

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



Part II.  Other Information

Item 2.  Change in Securities and Use of Proceeds

         Securities Act Rule 229.463 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three-months following the effective date of the registration statement, and every six-months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission ("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic Exchange Act reports until the application of such proceeds is complete.

         The information provided below represents a reasonable estimate of the cumulative application, through March 31, 1998, of the net proceeds of $53,270 which were received following the Company's initial public offering on June 26, 1997:

                                                                        Page 13.

         New warehouse and discount outlet store                          $4,100
         Relocation and design of specialty stores                         4,900
         Upgrade of information systems and graphics                       1,800
         Reduction of bank debt and mortgages                              7,300
         Payment of Distribution Notes and interest                        7,100
         Payment of employment bonuses`                                    1,500
         Working capital and general corporate use                        14,900

         Except for payments described in the following sentence, the cumulative application of the net offering proceeds listed above represent direct payments to others. Except for the payment of the Distribution Notes to shareholders of Predecessor Companies referred to in the table above, no payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries and bonuses, fringe benefits, and expenses reimbursements or compensation paid to directors for their attendance at board meetings or for their service provided to the Company under consulting arrangements, if any.

         As of March 31, 1998, the status of proceeds pending final application are as follows:

         Temporary investment of proceeds in marketable securities        11,670

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                                                        Page 14.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.
                                  (Registrant)

Date:  May 13, 1998                  By:  /s/ Lewis I. Rothman
                                          --------------------
                                           Chairman and President



Date:  May 13, 1998                  By:  /s/ Michael E. Colleton
                                          -----------------------
                                           Chief Financial Officer