Form 10-Q
period 1998-06-30
800 JR CIGAR INC
filed 1998-08-11
CIK 1035507

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                                        OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

          Common Stock, $.01 par value - 12,750,000 shares as of August 10, 1998

                                       800-J.R. Cigar, Inc. and Subsidiaries

                                                Index to Form 10-Q



Part I - Financial Information

Item 1.  Financial Statements                                               Page
   Consolidated Statements of Income for the Three-Month Periods
     ended June 30, 1997 and 1998 and the Six-Month Periods ended
     June 30, 1997 and 1998 (Unaudited)........................................3
   Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998
     (Unaudited)...............................................................4
   Consolidated Statements of Cash Flows for the Six-Month Periods ended
     June 30, 1997 and 1998 (Unaudited)........................................5
   Notes to Consolidated Financial Statements (Unaudited)......................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................12

Part II - Other Information

Item 2.  Change in Securities and Use of Proceeds.............................14

Item 6.  Exhibits and Reports on Form 8-K.....................................15
   Signatures.................................................................16

                             800-J.R. Cigar, Inc. and Subsidiaries

                               Consolidated Statements of Income
                                          (Unaudited)

                           (In thousands, except per share amounts)


                                             Three-month period                Six-month period
                                               ended June 30                    ended June 30
                                      --------------------------------- --------------------------------
                                            1998            1997             1998            1997
                                      ------------------------------------------------------------------
                                                       (Predecessor)                    (Predecessor)

Net sales                                  $70,042         $60,435          $132,238         $110,118
Cost of goods sold                          56,360          48,057           105,992           88,688
                                     ------------------------------------------------------------------
Gross profit                                13,682          12,378            26,246           21,430

Operating expenses:
   Selling                                   1,460           1,244             2,810            2,373
   General and administrative expenses       5,363           5,715            10,329            9,396
   Depreciation and amortization               418             198               785              385
                                      -----------------------------------------------------------------
Income from operations                       6,441           5,221            12,322            9,276

Other income (expense):
   Interest expense                           (337)           (271)             (707)            (444)
   Interest income                             512              74               911              164
   Rental income                                41              56                83              101
   Other, net                                   14              53                27               61
                                      ------------------------------------------------------------------
Income before income taxes                    6,671           5,133            12,636            9,158

Provision (credit) for income taxes           2,731          (1,480)            5,164           (1,339)
                                      ------------------------------------------------------------------
Net income                                 $  3,940        $  6,613        $    7,472      $    10,497
                                      ==================================================================

Pro forma:
   Historical income before provision
    for income taxes                                      $  5,133                        $     9,158
   Pro forma adjustments other than income taxes
                                                             1,251                                977
                                                      -----------------                -----------------
   Pro forma income before income taxes                      6,384                             10,135
   Pro forma provision for income taxes                      2,605                              4,135
                                                     -----------------                -----------------
   Pro forma net income                                   $  3,779                        $     6,000
                                                      =================                =================

   Pro forma earnings per share                           $    .38                        $      .59
                                                      =================                =================
   Pro forma common shares outstanding                       9,811                              9,811
                                                      =================                =================

Per share data
Earnings per share - basic                $    .31                         $     .59
                                      =================                =================
Earnings per share - diluted              $    .31                         $     .58
                                      =================                =================

Weighted average shares outstanding
     - basic                                12,750                            12,750
                                      =================                =================
Weighted average shares outstanding
     - diluted                              12,833                            12,854
                                      =================                =================

See accompanying notes.

                             800-J.R. Cigar, Inc. and Subsidiaries

                                  Consolidated Balance Sheets

                                        (In thousands)

                                                             June           December
                                                           30, 1998         31, 1997
                                                      ------------------------------------
Assets                                                   (Unaudited)        (Audited)
Current assets:
   Cash and cash equivalents                                 $13,615           $16,572
   Investments in marketable securities                       18,306            14,981
   Accounts receivable, net of allowance for doubtful
     accounts of $78 at December 31, 1997 and June 30, 1998    2,957             2,313
   Merchandise inventory                                      37,740            34,779
   Prepaid expenses and other current assets                   1,728             2,155
   Loans receivable - affiliates and other associated entities   437               603
   Deferred tax asset - current                                  986               996
                                                      ------------------------------------
Total current assets                                          75,769            72,399

Property, equipment and improvements, at cost, net of
   accumulated depreciation and amortization                  21,226            18,518
Other assets                                                     392               243
Deferred tax asset, net                                           91               102
                                                      ------------------------------------
                                                             $97,478           $91,262
                                                      ====================================

Liabilities and stockholders' equity Current liabilities:
   Current portion of long-term debt                        $  7,933         $   7,933
   Accounts payable                                           10,127             7,157
   Accrued expenses                                            1,836             2,096
                                                      ------------------------------------
Total current liabilities                                     19,896            17,186

Long-term debt, less current portion                           8,933            12,900
                                                      ------------------------------------
Total liabilities                                             28,829            30,086

Commitments and contingencies

Stockholders' equity:
   Common stock                                                  128               128
   Additional paid-in capital                                 52,716            52,716
   Retained earnings                                          15,805             8,332
                                                      ------------------------------------
Total stockholders' equity                                    68,649            61,176
                                                      ------------------------------------
                                                             $97,478           $91,262
                                                      ====================================

See accompanying notes.

                             800-J.R. Cigar, Inc. and Subsidiaries

                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                        (In thousands)

                                                                     Six-month period
                                                                      ended June 30
                                                             ---------------------------------
                                                                  1998            1997
                                                             ---------------------------------
                                                                             (Predecessor)
Cash flows from operating activities
Net income                                                       $  7,472        $10,497
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                    785            385
     Provision for uncollectible accounts                                             55
     Deferred income taxes                                             21         (1,233)
     Changes in operating assets and liabilities:
       Accounts receivable                                           (644)          (274)
       Merchandise inventory                                       (2,961)        (2,347)
       Prepaid expenses and other current assets                      427           (955)
       Other assets                                                  (149)          (106)
       Accounts payable and accrued expenses                        2,710          2,775
                                                             ---------------------------------
Net cash provided by operating activities                           7,661          8,797

Cash flows from investing activities
Purchase of marketable securities                                  (3,325)
Purchase of property and equipment                                 (3,492)        (1,511)
Loans repaid by affiliates and other associated entities              166             74
Loans extended to stockholders                                                      (445)
                                                             ---------------------------------
Net cash used in investing activities                              (6,651)        (1,882)

Cash flows from financing activities
Expenses paid in connection with common stock offering                              (500)
Payments of long-term debt                                                        (1,050)
Payments on distribution notes                                     (3,967)
Distribution to stockholders                                                      (7,189)
Payments of capital lease obligations                                                (44)
                                                             --------------------------------
Net cash used in financing activities                              (3,967)        (8,783)
                                                             --------------------------------

Net decrease in cash and cash equivalents                          (2,957)        (1,868)
Cash and cash equivalents at beginning of period                   16,572          6,056
                                                             --------------------------------
Cash and cash equivalents at end of period                        $13,615       $  4,188
                                                             ================================

Supplemental disclosures of cash flow information
Interest paid                                                   $     659      $     122
                                                             ================================
Income taxes paid                                                $  5,067
                                                             ================================
Noncash distribution to stockholders                                            $  2,959
                                                             ================================
Distribution notes issued to stockholders                                        $23,800
                                                             ================================
See accompanying notes.

                             800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                          (Unaudited)
                           (In thousands, except per share amounts)

                                         June 30, 1998

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended June 30, 1997 and 1998, and six-month periods ended June 30, 1997 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation, Pro Forma Adjustments and Summary of Accounting
      Policies

Basis of Presentation

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of the predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar (the "Reorganization"). The accompanying financial statements include the results of operations for the period January 1, 1997 to June 26, 1997 of J. R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J. R. Tobacco Company of Michigan, Inc., Cigars by Santa Clara N.A., Inc., J. R. Tobacco Outlet, Inc., J. R.-46th Street, Inc., J. R. Tobacco NC, Inc., J. R. Statesville, Inc. and JR Cigar (DC), Inc. (together, the "Company" or the "Predecessor Entities").

For the period from January 1, 1998 through June 30, 1998, the accompanying consolidated financial statements include the results of operations of 800-JR Cigar, as well as all companies that were included in the Predecessor Entities.

                              800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                    (Unaudited) (continued)
                           (In thousands, except per share amounts)


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

Pro Forma Adjustments

The unaudited pro forma net income for the three- and six-month periods ended June 30, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1 of each period: a) a decrease in aggregate compensation from $253 to $200 for the six-month period ended June 30, 1997 and from $127 to $100 for the three-month period ended June 30, 1997 for the two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $798 for the six-month period ended June 30, 1997 and $381 for the three-month period ended June 30, 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $328 for the six-month period ended June 30, 1997 and $155 for the three-month period ended June 30, 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $106 for the six-month period ended June 30, 1997 and $50 for the three-month period ended June 30, 1997 assuming the repayment to the Company of loans receivable from stockholders; e) an increase of $1,500 for the three and six-month periods ended June 30, 1997, related to signing bonuses paid in connection with the execution of long-term service agreements; and f) an increase of $5,474 for the six-month period ended June 30, 1997 and $4,085 for the three-month period ended June 30, 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

                              800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                    (Unaudited) (continued)
                           (In thousands, except per share amounts)


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

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated similar to fully diluted earnings per share. Pro forma earnings per share amounts conform to Statement 128 requirements.

Pro Forma Earnings Per Share

Pro forma earnings per share is based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by the sale of 511,658 shares of common stock assuming an initial public offering price of $17.00 per share ($15.44, net of underwriting discounts and commissions and estimated offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes. The net income used in the calculation of pro forma earnings per share represents pro forma net income decreased by the interest expense on debt of $155 ($92 on an after-tax basis) for the three-month period ended June 30, 1997 and $328 ($194 on an after-tax basis) for the six-month period ended June 30, 1997.

                              800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                    (Unaudited) (continued)
                           (In thousands, except per share amounts)


2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

Supplementary pro forma earnings per share for the three-month period ended June 30, 1997 and six-month period ended June 30, 1997, are .37 and .58, respectively, based on 9,300,000 shares of common stock outstanding prior to the Offering, increased by (a) the sale of 511,658 shares of common stock at the initial public offering price of $17.00 per share ($15.44, net of underwriting discounts, commissions and offering expenses), the proceeds of which would be necessary to pay approximately $7,900, the current portion of the Distribution Notes, and (b) the sale of 467,896 shares of common stock at the initial public offering price of $17.00 per share ($15.45, net of underwriting discounts, commissions and offering expenses), the proceeds of which would be necessary to repay approximately $7,229, the amount of outstanding debt at June 30, 1997. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $3,779 and $6,000 for the three-month period ended June 30, 1997 and the six-month period ended June 30, 1997.

3.  Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of June 30, 1998 proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $5,900 for the relocation and design of specialty stores, (iii) $4,600 for the purchase of land and building for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payments of distribution notes of $7,900, (v) payment of signing bonuses in connection with long-term service agreements, (vi) $2,000 for the upgrade of the Company's information systems, (vii) interest payments of $1,400 on the Distribution Notes, and (viii) $14,900 for working capital and general corporate purposes. The remaining proceeds of $7,770 are expected to be used for the following purposes: (i) $2,770 for a new discount outlet store and warehouse distribution center, and (ii) $5,000 for the expansion of retail selling space at existing discount outlet stores.

                              800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                    (Unaudited) (continued)
                           (In thousands, except per share amounts)


4.  Revolving Credit Facility

The Company entered into a new $20 million revolving Credit Facility through May 31, 1999. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). No amounts were outstanding under this facility at June 30, 1998.

5.  Historical and Pro Forma Income Taxes

The historical income tax provision for the six-month period ended June 30, 1997 principally reflects the S Corporation tax provision of approximately $361, for the period from January 1, 1997 through June 26, 1997; a federal and state income tax benefit of $491, for the period from June 27, 1997 to June 30, 1997, which period includes $1,500 of expenses related to signing bonuses and a tax benefit of $1,209 for the deferred tax asset recorded in accordance with the provisions of SFAS No. 109. The income tax benefit of $1,480 for the three months ended June 30, 1997 represents taxes provided by the predecessor companies for state and local governments at "S" corporation rates of approximately $229, a deferred tax benefit of $1,209 recorded concurrent with becoming subject to federal and additional state income taxes and a tax benefit of $500 for the loss for the period from June 27 to June 30, 1997, when the Company was subject to federal and additional state income taxes.

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

The pro forma provision for income taxes for the three- and six-month periods ended June 30, 1997 includes a provision for federal, state and local taxes of $2,605 and $4,135, respectively, at an effective rate of approximately 41%. This amount is comprised of current expense of $2,875 and $4,479, respectively, and a deferred benefit of $270 and $344 for the three- and six-month periods, respectively.

                              800-JR Cigar, Inc. and Subsidiaries

                          Notes to Consolidated Financial Statements
                                    (Unaudited) (continued)
                           (In thousands, except per share amounts)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


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

General.

         The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. Over its 28-year history in the cigar industry, the Company has established itself as an important participant in the movement of products from manufacturers to the customers. Manufacturers benefit from the Company's ability to perform a number of functions, such as distribution, credit, customer support and marketing, which would otherwise be the responsibility of the manufacturer. Customers benefit from the Company's extensive variety of tobacco products, rapid order fulfillment and advantageous pricing derived through the Company's volume buying as a direct importer and distributor.

Three-month Period Ended June 30, 1998 Compared to Three-Month Period Ended June 30, 1997

         Net sales were $70.0 million and $60.4 million for the second quarters of 1998 and 1997, respectively, an increase of $9.6 million or 15.9%. Retail sales increased 9.1% to $37.1 million for the second quarter of 1998 from $34.0 million for the second quarter of 1997. The increase in retail sales was due primarily to a $2.3 million, or 17.2% increase in direct mail cigar sales. Wholesale sales increased 24.6% to $32.9 million for the second quarter of 1998 from $26.4 million over the same period in the prior year. The increase in wholesale sales was due to a $2.3 million, or 19.7% increase in direct mail cigar sales and to a $4.4 million, or 30.4% increase in cash-and-carry cigarette sales. The total increase in net sales was primarily attributable to increases in unit volume for cigars and cigar-related products and to a lesser extent to cigarette price increases.

         Gross profit was $13.7 million and $12.4 million for the second quarters of 1998 and 1997, respectively, an increase of $1.3 million or 10.5%. The increase in gross profit was due to an increase in sales. As a percentage of net sales, gross profit decreased to 19.5% for the second quarter of 1998 from 20.5% for the second quarter of 1997, because cigarette sales were a greater percentage of total sales in 1998.

         Selling, general and administrative ("S, G & A") expenses were $6.8 million and $7.0 million for the second quarters of 1998 and 1997, respectively, a decrease of $0.2 million or 2.0%. As a percentage of net sales, S, G & A expenses decreased to 9.7% for the second quarter of 1998 from 11.5% for the second quarter of 1997 primarily because of increased sales. S,G & A expenses for the second quarter of 1997 include a one time $1.5 million expense related to signing bonuses paid in connection with the execution of long-term service agreements.

         Income from operations was $6.4 million and $5.2 million for the second quarters of 1998 and 1997, respectively, an increase of $1.2 million or 23.3%. As a percentage of net sales, income from operations increased to 9.2% for the second quarter of 1998 from 8.6% for the second quarter of 1997, primarily because of an increase in sales.

         Interest expense was unchanged at $0.3 million for the second quarters of 1998 and 1997, respectively. Other income, primarily interest, was $0.6 million and $0.2 million for the second quarters of 1998 and 1997, respectively.

         Income before income taxes was $6.7 million and $5.1 million for the second quarters of 1998 and 1997, respectively, an increase of $1.6 million or 30.0%.

         The provision for income taxes of $2.7 million for the three-month period ended June 30, 1998, represents federal and state income taxes provided at corporate rates since the Company became a "C" corporation effective with the initial public offering of the Company's common stock on June 26, 1997. The income tax benefit of $1.5 million for the three-months ended June 30, 1997 represents taxes provided by the predecessor companies for state and local governments at "S" corporation rates, a deferred tax benefit of $1.2 million recorded concurrent with becoming subject to federal and additional state income taxes, and a tax benefit for the loss for the period from June 27 to June 30, 1997 when the Company was subject to federal and additional state income taxes.

         As a result of the foregoing, the Company had net income of $3.9 million in the second quarter of 1998, compared to pro forma net income of $3.8 million for the second quarter of 1997, an increase of $0.1 million or 4.3%.

Six-month Period Ended June 30, 1998 Compared to Six-Month Period Ended June 30, 1997

         Net sales were $132.2 million and $110.1 million for the first six-months of 1998 and 1997, respectively, an increase of $22.1 million or 20.1%. Retail sales increased 10.8% to $69.6 million for the first six-months of 1998 from $62.8 million for the first six-months of 1997. The increase in retail sales was due primarily to a $5.6 million, or 24.1% increase in direct mail cigar sales. Wholesale sales increased 32.3% to $62.6 million for the first six-months of 1998 from $47.3 million over the same period in the prior year. The increase in wholesale sales was due to a $6.1 million, or 28.9% increase in direct mail cigar sales and to a $9.5 million, or 37.1% increase in cash-and-carry cigarette sales. The total increase in net sales was attributable to increases in unit volumes and wholesale cigarette sales.

         Gross profit was $26.2 million and $21.4 million for the first six-months of 1998 and 1997, respectively, an increase of $4.8 million or 22.5%. The increase in gross profit was primarily because of an increase in cigar and tobacco sales. As a percentage of net sales, gross profit increased to 19.8% for the first six-months of 1998 from 19.5% for the first six-months of 1997, primarily because of an increase in unit volume sales.

         Selling, general and administrative ("S, G & A") expenses were $13.1 million and $11.8 million for the first six-months of 1998 and 1997, respectively, an increase of $1.3 million or 11.6%. The increase in S,G&A expenses was related to increased staffing and other costs. As a percentage of net sales, S,G&A expenses decreased to 9.9% for the first six-months of 1998 from 10.7% for the first six-months of 1997. S,G & A expenses for the six-months ended June 30, 1997 include a one time $1.5 million expense related to signing bonuses paid in connection with the execution of long-term service agreements.

         Income from operations was $12.3 million and $9.3 million for the first six-months of 1998 and 1997, respectively, an increase of $3.0 million or 32.8%. As a percentage of net sales, income from operations increased to 9.3% for the first six-months of 1998 from 8.4% for the first six-months of 1997, primarily because of an increase in unit volume sales.

         Interest expense was $0.7 million and $0.4 for the first six-months of 1998 and 1997, respectively. Other income, primarily interest, was $1.0 million and $0.3 million for the first six-months of 1998 and 1997, respectively.

         Income before income taxes was $12.6 million and $9.2 million for the first six-months of 1998 and 1997, respectively, an increase of $3.4 million or 38.0%

         The provision for income taxes of $5.2 million for the six-month period ended June 30, 1998, represents federal and state income taxes provided at corporate rates since the Company became a "C" corporation effective with the initial public offering of the Company's common stock on June 26, 1997. The income tax benefit of $1.3 million for the six-months ended June 30, 1997, represents taxes provided by the predecessor companies to state and local governments at "S" corporation rates, a deferred tax benefit of $1.2 million recorded concurrent with becoming subject to federal and additional state income taxes, and a tax benefit for the loss for the period from June 27 to June 30, 1997 when the Company was subject to federal and additional state income taxes.

         As a result of the foregoing, the Company had net income of $7.5 million in the first six-months of 1998, compared to pro forma net income of $6.0 million for the first six-months of 1997, an increase of $1.5 million or 24.5%.

Liquidity and Capital Resources

         The Company prior to its Initial Public Offering has financed its business through internally generated funds, bank debt and loans from certain shareholders. The Company's net cash provided by operating activities was $7.7 million for the six-month period ended June 30, 1998. Net cash used in investing activities during such period was $6.7 million and net cash used in financing activities was $4.0 million.

         As of June 30, 1998, the Company had working capital of $55.9 million compared to $55.2 million at December 31, 1997. Working capital as of June 30, 1998 is comprised primarily of cash and cash equivalents of $13.6 million, short-term investments of $18.3 million, accounts receivable of $3.0 million and $37.7 million of inventory offset by $12.0 million of accounts payable and accrued expenses and $7.9 million of the current portion of the distribution notes.

         At June 30, 1998, the Company had no funded indebtedness.

         The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 1999 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. The Company intends to renew such line of credit upon its expiration. No amounts were outstanding under this facility at June 30, 1998.

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


Part II.  Other Information

Item 1.  Legal Proceedings

         The Company is not presently involved in any legal proceedings, which, if determined adversely to the Company, would have a material effect on the Company.


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

         The information provided below represents a reasonable estimate of the cumulative application, through June 30, 1998, of the net proceeds of $53,270 which were received following the Company's initial public offering on June 26, 1997:

New warehouse and discount outlet store                                 $4,600
Relocation and design of specialty stores                                5,900
Upgrade of information systems and graphics                              2,000
Reduction of bank debt and mortgages                                     7,300
Payment of Distribution Notes and interest                               9,300
Payment of signing bonuses                                               1,500
Working capital and general corporate use                               14,900

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

         As June 30, 1998, the status of proceeds pending final application are as follows:

Temporary investment of proceeds in marketable securities               $7,770


Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three-months ended June 30, 1998.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                800-JR Cigar, Inc.



Date:  August 11, 1998           By:  /s/ Lewis I. Rothman
                                     -------------------------------------------
                                     Lewis I. Rothman, Chairman and President





Date:  August 11, 1998           By:  /s/ Michael E. Colleton
                                     -------------------------------------------
                                    Michael E. Colleton, Chief Financial Officer