Form 10-Q
period 1998-09-30
800 JR CIGAR INC
filed 1998-11-12
CIK 1035507

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

            301 Route 10 East, Whippany, New Jersey 07981, USA
                              (973) 884-9555

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

Common Stock, $.01 par value - 12,670,500 shares as of September 30, 1998.

                      800-J.R. Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q



Part I - Financial Information

Item 1.  Financial Statements                                               Page
  Consolidated Statements of Income for the Three-Month Periods
     ended September 30, 1997 and 1998 (Unaudited) and the Nine-Month Periods
     ended September 30, 1997 and 1998 (Unaudited)............................ 3
  Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998
     (Unaudited).............................................................. 4
  Consolidated Statements of Cash Flows for the Nine-Month Periods ended
     September 30, 1997 and 1998 (Unaudited).................................. 5
  Notes to Consolidated Financial Statements.................................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................11


Part II - Other Information

Item 1.  Legal Proceedings....................................................15

Item 2.  Change in Securities and Use of Proceeds.............................15

Item 6.  Exhibits and Reports on Form 8-K.....................................16
  Signatures..................................................................17

                      800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                    (In thousands, except per share amounts)


                              Three-month period              Nine-month period
                              ended September 30             ended September 30
                          ------------------------------------------------------
                             1998          1997            1998             1997
                          ------------------------------------------------------

Net sales                     $73,177     $62,002        $205,414       $172,120
Cost of goods sold             58,274      49,131         164,266        137,819
                          ------------------------------------------------------
Gross profit                   14,903      12,871          41,148         34,301

Operating expenses:
   Selling                      1,522       1,285           4,332          3,660
   General and administrative
    expenses                    5,896       4,540          16,225         13,936
   Depreciation and amortization  350         219           1,135            601
                          ------------------------------------------------------
Income from operations          7,135       6,827          19,456         16,104

Other income (expense):
   Interest expense              (311)       (471)         (1,019)         (915)
   Interest income                443         477           1,355            641
   Rental income                   42          51             125            152
   Other, net                      13          15              40             76
                          ------------------------------------------------------
Income before income taxes      7,322       6,899          19,957         16,058

Provision for income taxes      2,987       2,815           8,152          1,476
                          ------------------------------------------------------
Net income                   $  4,335    $  4,084      $   11,805     $   14,582
                          ======================================================

Pro forma:
   Historical income before
    provision for income taxes                                        $   16,058
   Pro forma adjustments other
    than income taxes                                                        977
                                                                     -----------
   Pro forma income before income taxes                                   17,035
   Pro forma provision for income taxes                                    6,951
                                                                     -----------
   Pro forma net income                                               $   10,084
                                                                     ===========

   Pro forma earnings per share                                       $      .91
                                                                     ===========
   Pro forma common shares outstanding                                    10,855
                                                                     ===========

Per share data
  Earnings per share - basic   $  .34     $   .32         $   .93
                               ===================================

  Earnings per share - diluted $  .34     $   .32         $   .92
                               ===================================
  Weighted average shares
    outstanding - basic        12,733      12,750          12,744
                               ===================================
  Weighted average shares
    outstanding - diluted       12,733     12,942          12,813
                               ===================================
See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)

                                                     September        December
                                                      30, 1998        31, 1997
                                                  ------------------------------
Assets                                              (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                          $   16,422         $16,572
   Investments in marketable securities                   12,482          14,981
   Accounts receivable, net                                3,453           2,313
   Merchandise inventory                                  41,369          34,779
   Prepaid expenses and other current assets               2,618           2,155
   Loans receivable - affiliates and other associated
     entities                                                414             603
   Deferred tax asset                                        977             996
                                                  ------------------------------
Total current assets                                      77,735          72,399

Property, equipment and improvements, at cost, net of
  accumulated depreciation and amortization               23,365          18,518
Other assets                                                 376             243
Deferred tax asset, net                                       90             102
                                                  ------------------------------
                                                        $101,566         $91,262
                                                  ==============================

Liabilities and stockholders' equity Current liabilities:
   Current portion of distribution notes payable to
    stockholders                                      $    7,933         $ 7,933
   Accounts payable                                       12,117           7,157
   Accrued expenses                                        2,485           2,096
                                                  ------------------------------
Total current liabilities                                 22,535          17,186

Distribution notes payable to stockholders, less current
  portion                                                  6,950          12,900
                                                  ------------------------------
Total liabilities                                         29,485          30,086

Commitments and contingencies

Stockholders' equity:
   Common stock                                              128             128
   Additional paid-in capital                             52,716          52,716
   Retained earnings                                      20,137           8,332
                                                  ------------------------------
                                                          72,981          61,176
   Less treasury stock, at cost                             (900)              -
                                                  ------------------------------
Total stockholders' equity                                72,081          61,176
                                                  ------------------------------
                                                        $101,566         $91,262
                                                  ==============================

See accompanying notes.

             November 12, 1998800-J.R. Cigar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                            Nine-month period
                                                           ended September 30
                                                           1998           1997
                                                      --------------------------
Cash flows from operating activities
Net income                                                $11,805        $14,582
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                          1,135            604
     Provision for uncollectible accounts                      72             54
     Deferred income taxes                                     31        (1,225)
     Changes in operating assets and liabilities:
       Accounts receivable                                 (1,212)       (1,287)
       Merchandise inventory                               (6,590)       (6,355)
       Prepaid expenses and other current assets             (463)       (1,722)
       Other assets                                          (133)          (85)
       Accounts payable and accrued expenses                5,349          1,246
                                                      --------------------------
Net cash provided by operating activities                   9,994          5,812

Cash flows from investing activities
Purchase of marketable securities                               -        (4,922)
Proceeds from sales of marketable securities                2,499              -
Purchase of property and equipment                         (5,982)       (3,227)
Loans repaid by affiliates and other associated entities      189             95
Loans extended to stockholders                                  -          (445)
                                                      --------------------------
Net cash used in investing activities                      (3,294)       (8,499)

Cash flows from financing activities
Purchase of treasury stock                                   (900)             -
Proceeds from common stock offering                             -         54,545
Expenses paid in connection with common stock offering          -        (1,275)
Payments of long-term debt                                      -        (6,280)
Payments on distribution notes                             (5,950)       (1,983)
Payments of capital lease obligations                           -           (66)
Distributions to stockholders                                   -        (7,189)
                                                      --------------------------
Net cash (used in) provided by financing activities        (6,850)        37,752
                                                      --------------------------

Net (decrease) increase in cash and cash equivalents         (150)        35,065
Cash and cash equivalents at beginning of period           16,572          6,056
                                                      --------------------------
Cash and cash equivalents at end of period                $16,422        $41,121
                                                      ==========================

Supplemental disclosures of cash flow information
Interest paid                                           $     937      $     520
                                                      ==========================

Income taxes paid                                        $  7,552       $  2,653
                                                      ==========================

Noncash distribution to stockholders                  $         -       $  2,959
                                                      ==========================

Distribution notes issued to stockholders             $         -        $23,800
                                                      ==========================
See accompanying notes.

                                November 12, 1998

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                               September 30, 1998


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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended September 30, 1997 and 1998 and nine-month periods ended September 30, 1997 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation, Pro Forma Adjustments and Summary of Accounting
      Policies

Basis of Presentation

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of the predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar (the "Reorganization"). The accompanying financial statements include the results of operations for the period from January 1, 1997 to June 26, 1997 of J. R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J. R. Tobacco Company of Michigan, Inc., Cigars by Santa Clara N.A., Inc., J. R. Tobacco Outlet, Inc., J. R.-46th Street, Inc., J. R. Tobacco NC, Inc., J. R. Statesville, Inc. and JR Cigar (DC), Inc. (together, the "Company" or the "Predecessor Entities").

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Unaudited) (continued)
                    (In thousands, except per share amounts)


2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

For the period from June 27, 1997 through September 30, 1998, the accompanying consolidated financial statements include the results of operations of 800-JR Cigar, as well as all companies that were included in the Predecessor Entities.

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

Pro Forma Adjustments

The unaudited pro forma net income for the nine-month period ended September 30, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1, 1997: a) a decrease in aggregate compensation from $253 to $200 for the nine-month period ended September 30, 1997 for two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $798 for the nine-month period ended September 30, 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $328 for the nine-month period ended September 30, 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations; d) a reduction in interest income of $106 for the nine-month period ended September 30, 1997 and assuming the repayment to the Company of loans receivable from stockholders; e) an increase of $1,500 for the nine-month period ended September 30, 1997, related to signing bonuses paid to an officer of the Company and to MC Management in connection with the execution of long-term service agreements; and
f) an increase of $5,475 for the nine-month period ended September 30, 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated similar to fully diluted earnings per share. Pro forma earnings per share amounts conform to Statement 128 requirements.

Pro Forma Earnings Per Share

The 10,854,752 pro forma common shares outstanding for the nine-month period ended September 30, 1998, is based on a weighted average calculation derived by using 12,942,257, the weighted average common shares outstanding for the three-month period ended September 30, 1997, and 9,811,327, the pro forma common shares outstanding for the six-month period ended June 30, 1997. The net income used in the calculation of pro forma per share information for the nine-month period ended September 30, 1997 consists of the pro forma net income of $6,000 for the six-month period ended June 30,

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Unaudited) (continued)
                    (In thousands, except per share amounts)


2. Basis of Presentation, Pro Forma Adjustments and Summary of Accounting Policies (continued)

1997 reduced by interest expense on debt of $328 ($194 on an after-tax basis) for the six-month period ended June 30, 1997, plus net income of $4,084 for the three-month period ended September 30, 1997.

Supplementary pro forma earnings per share for the nine-month period ended September 30, 1997 is .90 based on a weighted average of the 10,279,233 pro forma shares of common stock outstanding for the six-month period ended June 30, 1997, and 12,942,257, the weighted average shares outstanding for the three-month period ended September 30, 1997. The net income used in the calculation of supplementary pro forma earnings per share is the pro forma net income of $6,000 for the six-month period ended June 30, 1997, increased by the net income of $4,084 for the three-month period ended September 30, 1997.

3.  Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of September 30, 1998, proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $6,000 for the relocation and design of specialty stores, (iii) $6,700 for the purchase of land and building for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7,900 through June 30, 1998, (v) payment of signing bonuses in connection with long-term service agreement, (vi) $2,200 for the upgrade of the Company's information systems, (vii) interest payments of $1,400 through June 30, 1998 on the Distribution Notes, and (viii) $14,900 for working capital and general corporate purposes. The remaining proceeds of $5,400 are expected to be used for the completion of the new discount outlet store and warehouse distribution center, and for the expansion of retail selling space.

4.  Revolving Credit Facility

The Company entered into a new $20 million revolving Credit Facility through May 31, 1999. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). No amounts were outstanding under this facility at September 30, 1998.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Unaudited) (continued)
                    (In thousands, except per share amounts)


5.  Historical and Pro Forma Income Taxes

The historical income tax provision for the nine-month period ended September 30, 1997 principally reflects the S Corporation tax provision of approximately $361, for the period from January 1, 1997 through June 26, 1997; federal and state income tax benefit of $491, for the period from June 27, 1997 to June 30, 1997, which period includes $1,500 of expenses related to signing bonuses and a tax benefit of $1,209 for the deferred tax asset recorded in accordance with the provisions of SFAS No. 109, and a federal and state income tax provision at $2,815 for the three-month period ended September 30, 1997.

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

The pro forma provision for income taxes for the nine-month period ended September 30, 1997 includes a provision for federal, state and local taxes of $6,951 at an effective rate of approximately 41%. This amount is comprised of current expense of $7,295 and a deferred benefit of $344 for the nine-month period.

6.  Acquisitions

On January 27, 1998, the Company purchased for a nominal amount, Casa Blanca, Inc. ("Casa Blanca"), the owner/operator of the El Rey del Mundo Smokers Bar and Lounge within one of the Company's retail outlets. Casa Blanca was owned by an officer/director of the Company.

7.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At September 30, 1998, the Company had purchased 79,500 shares at a cost of $900.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This report contains certain "forward-looking statements." Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the company, its directors and its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies;
(iv) the use of the proceeds of the Offering by the Company; (v) the Company's ability to identify and address Year 2000 issues; and (vi) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

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

Three-month Period Ended September 30, 1998 Compared to Three-Month Period Ended September 30, 1997

         Net sales were $73.2 million and $62.0 million for the third quarters of 1998 and 1997, respectively, an increase of $11.2 million or 18.0%. Retail sales increased 18.2% to $41.7 million for the third quarter of 1998 from $35.2 million for the third quarter of 1997. The increase in retail sales was due primarily to a $4.2 million, or 30.8% increase in direct mail cigar sales. Wholesale sales increased 17.8% to $31.5 million for the third quarter of 1998 from $26.8 million over the same period in the prior year. The increase in wholesale sales was due to a $3.2 million, or 26.8% increase in direct mail cigar sales and to a $1.5 million, or 10.4% increase in cash-and-carry cigarette sales. The total increase in net sales was primarily attributable to increases in unit volume for cigars and to a lesser extent to wholesale cigarette sales.

         Gross profit was $14.9 million and $12.9 million for the third quarters of 1998 and 1997, respectively, an increase of $2.0 million or 15.8%. The increase in gross profit was due to an increase in sales. As a percentage of net sales, gross profit decreased slightly to 20.4% for the third quarter of 1998 from 20.8% for the third quarter of 1997, because lower margin cigarette sales represent a greater percentage of total sales in 1998.

         Selling, general and administrative ("S, G & A") expenses were $7.4 million and $5.8 million for the third quarters of 1998 and 1997, respectively, an increase of $1.6 million or 27.3%. As a percentage of net sales, S, G & A expenses increased to 10.1% for the third quarter of 1998 from 9.4% for the third quarter of 1997 primarily due to increased staffing and other costs associated with the opening of new retail stores.

         Income from operations was $7.1 million and $6.8 million for the third quarters of 1998 and 1997, respectively, an increase of $0.3 million or 4.5%. As a percentage of net sales, income from operations decreased to 9.8% for the third quarter of 1998 from 11.0% for the third quarter of 1997, primarily due to the increased S, G & A expenses discussed above.

         Interest expense was $0.3 and $0.5 million for the third quarters of 1998 and 1997, respectively. Other income, primarily interest, remained unchanged at $0.5 million for the third quarters of 1998 and 1997, respectively.

         Income before income taxes was $7.3 million and $6.9 million for the third quarters of 1998 and 1997, respectively, an increase of $0.4 million or 6.1%.

         The provision for income taxes was $3.0 million and $2.8 million for the third quarter of 1998 and 1997, respectively, an increase of $0.2 million or 6.1%.

         As a result of the foregoing, the Company had net income of $4.3 million in the third quarter of 1998, compared to net income of $4.1 million for the third quarter of 1997, an increase of $0.2 million or 6.1%.

Nine-month Period Ended September 30, 1998 Compared to Nine-Month Period Ended September 30, 1997

         Net sales were $205.4 million and $172.1 million for the first nine-months of 1998 and 1997, respectively, an increase of $33.3 million or 19.3%. Retail sales increased 13.4% to $111.2 million for the first nine-months of 1998 from $98.1 million for the first nine-months of 1997. The increase in retail sales was due primarily to a $10.1 million, or 27.5% increase in direct mail cigar sales. Wholesale sales increased 27.3% to $94.2 million for the first nine-months of 1998 from $74.0 million over the same period in the prior year. The increase in wholesale sales was due to a $9.2 million, or 27.5% increase in direct mail cigar sales and to a $11.0 million, or 27.3% increase in cash-and-carry cigarette sales. The total increase in net sales was attributable to increases in unit volumes for cigars and wholesale cigarette sales.

         Gross profit was $41.1 million and $34.3 million for the first nine-months of 1998 and 1997, respectively, an increase of $6.8 million or 20.0%. The increase in gross profit was primarily due to an increase in cigar and tobacco sales. As a percentage of net sales, gross profit increased to 20.0% for the first nine-months of 1998 from 19.9% for the first nine-months of 1997, primarily due to an increase in higher margin cigar sales.

         Selling, general and administrative ("S, G & A") expenses were $20.6 million and $17.6 million for the first nine-months of 1998 and 1997, respectively, an increase of $3.0 million or 16.8%. The increase in S,G&A expenses was related to increased staffing and other costs associated with the opening of new retail stores. As a percentage of net sales, S,G&A expenses decreased to 10.0% for the first nine-months of 1998 from 10.2% for the first nine-months of 1997. S,G & A expenses for the nine-months ended September 30, 1997 include a one time $1.5 million expense related to signing bonuses paid in connection with the execution of long-term service agreements.

         Income from operations was $19.5 million and $16.1 million for the first nine-months of 1998 and 1997, respectively, an increase of $3.4 million or 20.8%. As a percentage of net sales, income from operations was 9.5% for the first nine-months of 1998 and 9.4% for the first nine-months of 1997, respectively.

         Interest expense was $1.0 million and $0.9 for the first nine-months of 1998 and 1997, respectively. Other income, primarily interest, was $1.5 million and $0.9 million for the first nine-months of 1998 and 1997, respectively.

         Income before income taxes was $20.0 million and $16.1 million for the first nine-months of 1998 and 1997, respectively, an increase of $3.9 million or 24.3%

         The provision for income taxes of $8.2 million for the nine-month period ended September 30, 1998, represents federal and state income taxes provided at corporate rates, since the Company became a "C" corporation effective with the initial public offering of the Company's common stock on June 26, 1997. The income tax provision of $1.5 million for the nine-months ended September 30, 1997, represents taxes of $0.4 million provided by the predecessor companies at "S" corporation rates, a deferred tax benefit of $1.2 million recorded concurrent with becoming subject to federal and additional state income taxes, a tax benefit of $0.5 million for the loss for the period from June 27 to June 30, 1997 and a federal and state income tax provision of $2.8 million for the three-month period ended September 30, 1997.

         As a result of the foregoing, the Company had net income of $11.8 million in the first nine-months of 1998, compared to pro forma net income of $10.1 million for the first nine-months of 1997, an increase of $1.7 million or 17.1%.

Liquidity and Capital Resources

         The Company prior to its Initial Public Offering has financed its business through internally generated funds, bank debt and loans from certain shareholders. The Company's net cash provided by operating activities was $10.0 million for the nine-month period ended September 30, 1998. Net cash used in investing activities during such period was $3.3 million and net cash used in financing activities was $6.9 million.

         As of September 30, 1998, the Company had working capital of $55.2 million, the same amount it had at December 31, 1997. Working capital as of September 30, 1998 is comprised primarily of cash and cash equivalents of $16.4 million, short-term investments of $12.5 million, accounts receivable of $3.5 million and $41.4 million of inventory offset by $14.6 million of accounts payable and accrued expenses and $7.9 million, the current portion of the distribution notes.

         At September 30, 1998, the Company had no funded indebtedness.

         The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 1999 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. The Company intends to renew such line of credit upon its expiration. No amounts were outstanding under this facility at September 30, 1998.

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

         The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. In the quarter ended September 30, 1998 the Company repurchased 79,500 shares of its outstanding common shares at an average price of $11.32.

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

         The Company has also mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. Most of those contacted have indicated that they have begun implementing Year 2000 readiness programs. The Company is continuing to follow-up with significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory.

         Based upon its current state of readiness, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.


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

The information provided below represents a reasonable estimate of the cumulative application, through September 30, 1998, of the net proceeds of $53,270 which were received following the Company's initial public offering on June 26, 1997:

         New warehouse and discount outlet store                          $6,700
         Relocation and design of specialty stores                         6,000
         Upgrade of information systems and graphics                       2,200
         Reduction of bank debt and mortgages                              7,300
         Payment of Distribution Notes and interest                        9,300
         Payment of employment bonuses`                                    1,500
         Working capital and general corporate use                        14,900


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

         As September 30, 1998, the status of proceeds pending final application are as follows:

         Temporary investment of proceeds in marketable securities        $5,400


Item 6.  Exhibits and Reports on Form 8-K

         The   Company  did  not  file  any  reports  on  Form  8-K  during  the three-months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.



Date: November 12, 1998    By:  /s/ Lewis I Rothman
                                Lewis I. Rothman, Chairman and President



Date: November 12, 1998    By:  /s/ Michael E. Colleton
                                Michael E. Colleton, Chief Financial Officer