Form 10-K
period 1998-12-31
800 JR CIGAR INC
filed 1999-04-01
CIK 1035507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

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

301 Route 10 East, Whippany, New Jersey 07981, USA (Address of principal executive offices) (Zip code)
                                              (973)884-9555
                           (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act:
Title of Securities: Common Stock, $.01 par value
Exchanges on which Registered: The Nasdaq National Market

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

         The aggregate market value of Registrants' Common Stock held by non-affiliates as of March 25, 1999 was $28,893,750 based on 3,450,000 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $8.375 as reported by the Nasdaq National Market.

         The number of shares of Common Stock of the registrant outstanding at March 29, 1999 was 12,750,000.
                       DOCUMENTS INCORPORATED BY REFERENCE
Notice and Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 18, 1999.

                    Incorporation as to: Part III; Item 10, 11, 12 and 13.

                                      Index

Part I
Item 1.  Business............................................................  3
Item 2.  Properties.......................................................... 13
Item 3.  Legal Proceedings................................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders................. 14

Part II
Item 5.  Market for the Registrant's Common Equity and Related Security
         Holder Matters...................................................... 15
Item 6.  Selected Financial Data............................................. 16
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 17
Item 7A. Quantitative and Qualitative Disclosure about Market Risk........... 24
Item 8.  Financial Statements and Supplementary Data......................... 24
Item 9.  Changed in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 24

Part III
Item 10. Directors and Executive Officers of the Registrant.................. 24
Item 11. Executive Compensation.............................................. 24
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 24
Item 13. Certain Relationships and Related Transactions...................... 25

Part IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K... 25

Item 1. Business

General

800-JR Cigar is one of the largest distributors and retailers of brand name premium cigars in the United States. The Company's primary products consist of premium cigars, mass market cigars and cigarettes, which are distributed to retail and wholesale customers. The Company's highest gross margins are generated from the sale of premium cigars (imported, hand-made and hand-rolled cigars made with long filler and all natural tobacco leaf) and, as such, it has targeted premium cigars as its primary growth vehicle. The Company's premium cigars consist of approximately 150 brands of which 51 are the Company's proprietary or licensed brands. Among the Company's proprietary and licensed products are nationally recognized brand names such as Belinda(R), Bolivar(R), Casa Blanca(R), El Rey del Mundo(R), Jose Marti(TM), J.R Alternative(R), J.R, Ultimate(R), La Finca(R), Romeo y Julieta(TM), and Santa Clara(R). The Company is the largest customer for each of the world's leading cigar manufacturers, including Consolidated Cigar Holdings, Inc. ("Consolidated Cigar"), General Cigar Holdings, Inc. ("General Cigar"), Swisher International, Inc. ("Swisher") and Villazon & Company, Inc. ("Villazon").

800-JR Cigar, Inc. is a holding company owning 100% of the outstanding capital stock of each of J.R. Tobacco of America, Inc., Santa Clara, N.A., Inc., J.N.R. Grocery Corp., J.R. Tobacco NC, Inc., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., J.R.-46th Street, Inc., J.R. Tobacco Outlet, Inc., J.R. Statesville, Inc., JR Cigar (DC), Inc., J.R. Tobacco of Burlington, Inc., and Casa Blanca Inc.

The Company is well known for its cigar business, principally the sale of premium cigars, at discounted prices. Associated sales of other discount products, including cigarettes, general merchandise, fragrances and other tobacco related products, benefit from this recognition.

Marketing and Distribution

Retail Operations. The Company's retail operations are comprised of a premium cigar direct mail operation through which the Company markets cigars and tobacco related products, six stand alone cigar stores (four in the New York metropolitan area, one outside Detroit, Michigan, and one in Washington, D.C.) and three discount outlet stores in North Carolina.

Direct Mail. The Company markets a wide variety of premium cigars (including its own brand names) and related tobacco products on a retail basis throughout the United States by direct mail. For over 25 years, the Company has maintained an extensive proprietary mail order list of regular customers. The Company's average order size is approximately $103. Management utilizes its mail order catalogs as its primary advertising vehicle. Each glossy, color catalog is replete with humorous asides and anecdotes written by Lew Rothman, the Company's

President and Chief Executive Officer, who views the retail catalog as a means of personally communicating with the Company's established customer base. The Company catalog frequently highlights the Company's proprietary cigars and changes its product offerings and featured specials with each issue. On average, each catalog offers 20 different brands of cigars from six different countries; however, by dialing 1-800-JR-CIGAR, a customer can order any cigar or tobacco accessory currently carried by the Company. In the event that the Company does not have a particular product in stock, a customer may place an order to ship on arrival, or knowledgeable telemarketers may direct the customer to similar products by utilizing the Company's sophisticated database. The Company has increased the frequency and circulation of its mail order catalog and updated its website as an additional means of advertising. Retail mail order sales increased 17.4% to $62.1 million in 1998, accounting for 21.7% of net sales, compared to $52.9 million in 1997, representing 22.0% of net sales.

Cigar Stores. The Company currently maintains six specialty cigar stores. The Company's strategy is to: (i) locate its stores in densely populated, highly trafficed areas where demand for premium cigars is high; (ii) maintain exceptional inventories of premium cigars; and (iii) maintain fully humidified and climate-controlled stores to ensure freshness. In March 1998, the Company relocated one of its New York stores to Wall Street. Sales generated by the Company's cigar stores increased 11.3% to $25.6 million in 1998 accounting for 9.0% of the Company's net sales, compared to $23.0 million in 1997, accounting for 9.6% of the net sales.

Discount Outlet Stores. The Company operates three large discount outlet stores. The Company's strategy for discount outlet store success is to: (i) strategically locate its stores on interstate highways; (ii) leverage the Company's reputation for quality cigars and cigarettes at discount prices; and
(iii) offer a broad and changing product mix to encourage multiple purchases. An important factor contributing to its success is its status as a licensed cigarette distributor in North Carolina for the major U.S. cigarette manufacturers. Each discount outlet store maintains on the premises a wholesale cigarette cash-and-carry operation and a specialty cigar store. Sales generated by the Company's discount outlet stores increased 6.9% to $68.0 million in 1998, accounting for 23.7% of net sales, compared to $63.6 million in 1997, representing 26.5% of net sales. The Burlington, North Carolina discount outlet store commenced operations on October 28, 1998.

Cigar Bars. In January 1998, the Company purchased, for a nominal amount, Casa Blanca Inc., an affiliated entity, which operates a discount liquor store and cigar bar at the Whippany, New Jersey location. In March 1998, the Company began operating a cigar bar at its Wall Street Court location.

Wholesale Operations

Wholesale activities are a major component of the Company's business, enabling the Company to obtain favorable prices by giving it the ability to purchase tobacco products, particularly cigars and cigarettes in large quantities, and the flexibility to determine the amount, timing and manner by which it will satisfy demand in the marketplace. The Company attributes its competitive advantage over other distributors to: (i) a large quantity and variety of products; (ii) a policy of no minimum order; (iii) convenience through "one stop shopping;" and (iv) competitive prices. Sales generated by the Company's wholesale division grew 29.8% to $130.8 million in 1998, accounting for approximately 45.6% of net sales, compared to $100.8 million in 1997, accounting for 41.9% of net sales.

Catalog. The Company's wholesale mail order business is focused on the sale of premium cigars. The Company's wholesale catalog consists of a comprehensive price list of a wide selection of Company branded products as well as premium and mass market cigars trademarked by others. The catalog is distributed to approximately 8,000 smoke shops, fine restaurants, taverns, liquor stores and other retail outlets throughout the United States. Wholesale catalog sales increased 23.7% to $56.9 million in 1998, accounting for 19.8% of net sales, compared to $46.0 million in 1997, accounting for 19.1% of net sales.

Cash-and-Carry. The Company's cash-and-carry wholesale operations are conducted on a walk-in basis at its three North Carolina discount outlet stores. The Company maintains a 5,000 square foot wholesale store within each of its three discount outlet stores which serve wholesale customers. The Company obtains substantially all of its cash-and-carry wholesale revenues at these locations from the sale of a wide variety of premium cigarettes, generic cigarettes and deep discount label cigarettes. The remainder of the Company's cash-and-carry wholesale revenues are derived from mass-market cigars, smokeless tobacco products and pipe tobaccos. The Company's cash-and-carry sales grew 34.9% to $73.9 million in 1998, accounting for 25.8% of net sales, compared to $54.8 million in 1997, accounting for 22.8% of net sales.

Products

Cigars and Other Tobacco Products

Sales of premium and mass market cigars and other tobacco products increased 13.2% to $153.1 million for the year ended December 31, 1998, accounting for 53.4% of net sales, compared to $135.2 million for the year ended December 31, 1997, representing 56.3% of net sales.

Premium Cigars. Premium cigars are generally imported, 100% hand-made or hand-rolled cigars made with long filler and all natural tobacco leaf. Approximately 90% of the cigars sold by the Company in terms of dollars are premium cigars.

The Company sells approximately 150 brands of premium cigars, of which over 50 are the Company's proprietary brands. Sales of the Company's proprietary cigars represent approximately 45% of the Company's total gross dollar premium cigar sales. The Company offers most of its cigars at discounts ranging from approximately 20% to 60% off of manufacturers' suggested retail prices.

The Company believes that its proprietary product offerings are unmatched in the marketplace for superior quality at affordable prices. The Company's premium cigars are handmade and are principally produced in five countries, including Honduras, the Dominican Republic, Nicaragua, Mexico and Jamaica. While premium cigars generally sell at price points ranging up to $27.50 per cigar, the Company's branded premium cigars are typically sold at prices ranging between $1.75 to $5.00 per cigar with J.R Alternatives selling at price points ranging from $.75 to $1.50 per cigar. In addition, the Company holds exclusive licenses to distribute additional brands of premium cigars for certain periods of time. The Company has the right to market the El Rey del Mundo(R) and Belinda(R) brand names exclusively through the year 2012. Among the Company's premium brands, several have received from Cigar Aficionado magazine the highest ratings of cigars sold, including, among others El Rey del Mundo, La Finca, Belinda, Casa Blanca and Santa Clara.

In July of 1998, the Company obtained the exclusive rights to distribute Romeo Y Julieta, one of the world's best-known premium cigar brands.

The following premium cigars are either trademarks or pending trademarks of the Company or brands exclusively licensed to the Company:

         Honduras: Belinda, Chivis, Consuegra, Honduran Specials, J.R Alternatives, J.R Ultimate, Jose Marti, La Finca, La Rosa Especiales, Lew's Smokers, Maria Mancini, Mocha, Mocha Supreme, Rey del Mundo, Tena Y Vega, Vintage Hondurans.

         Dominican Republic: Bolivar, Casa Blanca, Casa Blanca Reserve, Dominican Estates, Five Star, Five Star Seconds, J.R Alternatives, J.R Special Caribbean, J.R Special Corona, J.R Special Jamaicans, Jose Marti, Matasa 2nds, Quorum, Romeo Y Julieta, Royal Dominicana.

         Nicaragua:  Jose Marti, La Finca, Rosa Cuba, Villar y Villar, Remedios,
                     Flor de Farach, Mantequilla

         Mexico:  Mocambo, Santa Clara, Shane

         Jamaica: J.R Alternatives, Whitehall.

         Philippines:  Harrows.

         Ireland:  Mocambo Cigarillos.

Mass Market Cigars. Mass market cigars generally are domestic, machine-made cigars that use less expensive short filler tobacco and are made with homogenized tobacco binders and either homogenized sheet wrappers or natural leaf wrappers. The Company sells approximately 75 mass-market large cigars, as well as four proprietary brands of mass-market cigars. The Company's proprietary mass-market cigars sell at prices as low as $.50 per cigar. These products are manufactured for the Company in the United States and are sold under the brand names Garcia Grande, Henry IV, J.R. Famous and Mr. B.

Smokeless Tobacco Products and Pipe Tobacco. The Company sells moist snuff, loose leaf chewing tobacco, and dry snuff in each of its retail stores, including its three discount outlet stores in North Carolina. Smokeless tobacco products are made from tobacco that has been cured, aged, fermented and then dried and flavored. In addition to cigars and smokeless tobacco products, the Company sells pipe tobaccos of various types, grades, countries or origin and crop years.

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

New Product Development. The Company is continually engaging in new product development, and expects to launch two new premium cigar brands during 1999:
Montiquia which will be produced in Nicaragua, and Rosa Especiales, which will be produced in Honduras.

Cigarettes

The Company purchases its cigarettes from major manufacturers for resale in its discount outlet stores and from distributors for resale in certain of its cigar stores, including brands such as Marlboro and Winston and discount labels such as Basic and GPC. The availability of discount cigarettes generates substantial customer traffic at the Company's discount outlet stores. In 1998, the Company grossed approximately $108.2 million from cigarette sales in its North Carolina discount outlet stores. Overall cigarette sales grew 30.4% to $108.6 million in 1998, accounting for 37.9% of net sales, compared to $83.3 million in 1997, accounting for 34.6% of net sales.

Fragrances and Other Merchandise.

The Company believes that diversification in its product mix encourages increased retail sales. The Company purchases a wide variety of designer fragrances and specialty goods from distributors for resale exclusively in its discount outlet stores and, to a lesser extent, other Company retail stores. Such specialty goods include, among other things, books, collectibles, gift items, toys, household items, jewelry, jeans and other clothing items. The Company offers all such products at significantly reduced prices, with fragrances frequently sold at prices ranging from 20% to 75% off the suggested retail price. The Company believes that diversification in its product mix encourages customers to purchase more than one type of item and contributes to increased sales. Although the majority of such products are sold from the Company's two discount outlet stores, the Company is able to ship inventory to its other retail stores at targeted times, such as the Christmas holiday season, to maximize sales at these stores. Sales of fragrances and other merchandise grew 13.8 % to $24.8 million in 1998, accounting for 8.7% of net sales, compared to $21.8 million in 1997, accounting for 9.1% of net sales.

Sources of Supply

The Company believes that the quality and strength of its business relationships with the world's leading manufacturers developed over a 25-year period have positioned it to obtain an adequate supply of merchandise. As the world's largest premium cigar customer, the Company is able to purchase its products at a preferential basis.

An important factor in the success of the Company's discount outlet stores has been its status as a licensed cigarette distributor in the State of North Carolina for virtually every major U.S. cigarette manufacturer. As a direct buying account the Company is eligible to participate in various goal oriented promotions and to receive display allowances, which enables it to pass substantial savings onto its customers. Another important factor in the Company's discount store growth has been the Company's experience in purchasing general merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional vendors. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels.

Seasonality

The Company historically has experienced and expects to continue to experience certain seasonal fluctuations in its sales and net income. The Company generally has experienced relatively lower sales for the first half of the calendar year, and a substantial increase in sales from the summer vacation season through the Christmas holiday season. The Company expects this trend to continue for the foreseeable future. The Company's quarterly results of operations may also fluctuate as a result of a variety of factors, including the timing of store renovations and net store openings and the net sales contributed by such stores.

Sales and Advertising

The Company has relied successfully upon the strength of its reputation and word of mouth to achieve steadily increasing sales during years of industry decline as well as industry prosperity, and believes that 25% of the nation's premium cigar smoking public represents its customer base. The Company's Chief Executive Officer, Lew Rothman, is a well-known figure in the world of cigars and the Company's products are widely reputed to be of high quality at affordable prices. As such, the Company is frequently featured in articles printed by such publications as Cigar Aficionado, Smoke and the Tobacconist and numerous newspapers. Consequently, the Company has not been required to maintain a sales force (except for retail store staff) or to expend substantial amounts of money to promote its image or its products. The Company believes that the lack of significant marketing expenditures enables it to fulfill its mission to provide quality and affordability.

The Company does, however, conduct a limited amount of advertising in local newspapers catering to the Company's retail communities and on highway billboards located within a 20 to 90 mile radius surrounding the Company's North Carolina discount outlet stores. The Company spends approximately 1% of its net sales annually in advertising. In 1998 the Company issued eight catalogs and plans to distribute eight during 1999.

Information Systems

Over the past several years, the Company has made a substantial investment in its information systems in order to manage its inventory and monitor sales on a real time basis.

Approximately 85% of the Company's purchased inventory is bar-coded by the manufacturer, and the Company uses alpha numeric coding to identify its remaining inventory, consisting principally of premium cigars. The Company's headquarters and warehouse are electronically linked to each discount outlet and cigar store location, enabling the Company's senior management to monitor daily sales and inventory levels at each location by SKU. As a result, the Company is able to identify the best selling items and forecast product demand by SKU. In addition, the Company's software is able to identify low stock situations and to communicate product re-orders directly to its North Carolina warehouse, thus greatly reducing out-of-stock situations in its retail outlets.

MC Management, the Company's telemarketing provider, has access to the Company's information systems, and is able to obtain in-stock product information on a real time basis, as well as access a variety of information regarding any cigar in which a customer may be interested, as well as a list of comparable cigars to be recommended if the desired cigar is out of stock. In addition, because the Company's systems are on-line with all major credit cards, the Company is able to obtain instant authorization prior to the release of an order, thereby reducing the Company's bad debt experience.

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

Intellectual Property

The Company markets a number of cigar brand names which are registered trademarks of the Company: Quorum(R), 5 Star Seconds(R), J.R Ultimate(R), Mocambo(R), Maria Mancini(R), Consuegra(R), La Finca(R), Whitehall(R), Garcia y Garcia(R), Rey del Rey(R), Mocha(R), Farach(R), Casa Blanca(R), Santa Clara(R), Robustos de Manuel Zavalla(R), Jose Marti(R), Villar y Villlar(R) and El Secreto del Rio Jagua(R). The Company has also registered the J.R(R) mark, which precedes Company brand names such as J.R Special Jamaica, J.R Special Corona, and J.R Special Caribbean. The J.R Alternative(R) brand name, which is used to market cigars that are manufactured for the Company in Jamaica, the Dominican Republic, Nicaragua and Honduras, is also a registered trademark of the Company. Trademark applications are pending for LaguitoTM, and La MecaTM brand names. In addition to the foregoing, the Company holds trademarks for the following:
1-800-JR-CIGARTM , Remedios(R), Principales(R), Clemenceau(R), Reynitas(R) and Jeroboam(R) and trademark applications are pending for the RectangulareTM Habana2000TMand ValentinosTM. Each of the aforementioned trademarks are valid for ten years from the date of registration with the U.S. Patent and Trademark Office and are subject to renewals. The Company also possess 49 internet domain names including: 1800jr.com, 1800jrcigars.com, 1-800-jrtobacco.com, 1888jr.com, 1888jrcigars.com, 1888jrtobacco.com, elreydelmundo.com, jrcharutos.com, jrcigares.com, jrcigarros.com, jrcigars.com, jrsigari.com, jrzigarren.com and santaclaracigars.com.

Employees

As of December 31, 1998, the Company had 942 employees, of whom 416 were engaged in sales, 24 in finance and administration, 242 in operations and 260 in various part-time and temporary capacities. The Company will be required to hire additional employees on a periodic basis in connection with future facilities and expanded direct mail operations. The Company considers its relations with its employees to be good.

As of December 31, 1998, various administrative and other services have been performed for the Company by MC Management who had 115 employees, including 91 telemarketers involved in retail and wholesale direct mail operations. The Company will be required to hire additional employees on a periodic basis, in connection with the construction, and subsequent operation, of future facilities and expanded direct mail operations.

Tobacco Industry Litigation

Regulation. The tobacco industry is subject to regulation at federal, state and local levels. Federal law has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of

18 years for the sale of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the increase in popularity of cigars could lead to an increase in regulation of cigars.

In August 1996, the Food and Drug Administration (the "FDA") determined that nicotine is a drug and that it had jurisdiction over cigarettes and smokeless tobacco products, as nicotine-delivering medical devices, and therefore, promulgated regulations restricting and limiting the sale, distribution and advertising of cigarette and smokeless tobacco products. Cigars were not included in the FDA's regulations. The prohibition on retailers from selling cigarettes, cigarette tobacco or smokeless tobacco to persons under the age of 18 and requiring retailers to check the photographic identification of every person under the age of 27 became effective on February 28, 1997.

Additional efforts by the FDA to increase regulation over tobacco and tobacco-related products have been forestalled by a recent decision in the Fourth Circuit of the U.S. Court of Appeals. In August 1998, that court ruled that the FDA lacks jurisdiction to regulate tobacco products and struck down all the provisions of the FDA's 1996 regulations. Brown & Williamson v. FDA, 153 f.3d 155 (4th Cir. 1998). The Fourth Circuit denied a U.S. Department of Justice petition for rehearing by the Panel or en banc.

On January 19, 1999, the Solicitor General filed a petition for a writ of certiorari requesting the U.S. Supreme Court review the August 1998 decision of the Fourth Circuit. A ruling on the petition is expected in the near future. The FDA's age and identification regulations will remain in effect pending the outcome of this litigation.

The U.S. Department of Health and Human Services (the "HHS") Inspector General issued a report in February 1999, urging the Federal Trade Commission to require cigars to carry warning labels similar to those contained on cigarette packages. This report marks the first time that cigars have specifically been identified for increased regulatory oversight by a federal heath agency.

While the cigar industry has not been subject to federal regulatory efforts to date, there can be no assurance that there will not be an increase in federal regulation in the future against cigar manufacturers or distributors. The HHS report indicates that federal regulatory effort directed toward cigar manufacturers and distributors may be increasingly likely. The costs to 800-JR Cigar, Inc. of increased government regulations could have a material adverse effect on the Company's business and results of operation.

In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement and promotion and requiring warning labels.

Federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986. Although there is no federal law currently requiring that cigars or pipe tobacco carry such warnings, California has enacted legislation requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken. There can be no assurance that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation. Consideration at both the federal and state level also has been given to consequences of tobacco smoke on others that are not presently smoking (so-called "second-hand" smoke). There can be no assurance that regulations relating to second-hand smoke will not be adopted or that such regulations or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. Issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers. Also, a study recently published in the journal Science reported that a chemical found in cigarette smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. The study and these reports could affect pending and future tobacco regulation and litigation.

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

Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud, or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful. A jury in Florida, however, recently determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages.

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

In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. Reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to second-hand smoke.

The tobacco industry recently negotiated settlements totaling more that $240 billion with the states seeking reimbursement for expenditures by state-funded medical programs for treatment of tobacco related illnesses.

Recent reports indicate that the federal government intends to sue the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. A federal government task force has been formed to make a recommendation to the U.S. Justice Department on when and where to file the lawsuit. Furthermore, the inability of the federal government to obtain a portion of the funds from the state settlements with the tobacco industry may increase the likelihood of federal government litigation against the industry. The litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

While the cigar industry has not been subject to similar health-related litigation to date, there can be no assurance that there will not be an increase in health-related litigation in the future against cigar manufacturers or distributors. The costs to the Company of defending prolonged litigation and an settlement or successful prosecution of any health-related litigation could have a material adverse effect on the Company's business and results of operation.


Item 2.  Properties

The Company's executive and administrative offices are located in Whippany, New Jersey in a 33,000 square foot building owned by the Company. Included at this location is an 8,200 square foot upscale cigar store of which 1,200 square feet are allocated to the El Rey del Mundo Cigar Bar acquired by the Company in 1998.

The Company owns a 50,000 square foot discount outlet store and a 6,000 square foot specialty cigar store located on nine acres in Selma, North Carolina. The Company also owns a 128,000 square foot facility in Burlington, North Carolina of which 28,000 square feet are used as a discount outlet store and 100,000 square feet are used as a warehouse, mail order distribution facility and wholesale cash and carry outlet.

The Company leases the following retail properties:

Location                               Square Footage      Lease Expiration Date
--------                               --------------      ---------------------
17 E. 45th St., New York, NY                3,000            December 31, 1999*
1 Wall Street Court, New York, NY           8,000            June 22, 2007
Rt. 17N, Paramus, NJ                        7,545            July 31, 2004
Newtowne Plaza, Statesville, NC            53,800            December 31, 2004
Northwestern Highway, Southfield, MI        3,000            Month to Month
1667 K. St., Washington, D.C.                 850            March 31, 1999**

* The Company intends to move this specialty store to a larger, more visible location in Manhattan and is currently considering two retail spaces: one on Madison Avenue and the other on Fifth Avenue. The Company believes that both of the potential locations will be sufficient to replace the Company's existing store and will afford the Company greater exposure to the public.

** The Company intends to relocate this store within the Washington market and currently is negotiating with the landlord of Washington Square, located at the cross section of Connecticut and L Streets. The Company believes that this location is both prestigious and highly visible retail space for the Washington market. The selected space is 1,500 square feet; approximately 180% the size of the existing store.

In both instances the Company will be replacing older stores, built 15 and 20 years ago respectively, with modern facilities capable of displaying the expanded number of products the Company now sells.


Item 3.  Legal Proceedings

The Company is not presently involved in any legal proceedings, which, if determined adversely to the Company, would have a material affect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Since June 26, 1997, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "JRJR." The following table sets forth the high and low sales price of the Common Stock on the Nasdaq National Market for the period commencing with the listing of the Common Stock on the Nasdaq National Market through December 31, 1998.

                                      1997                    1998
                                      ----                    ----
         Quarter               High          Low       High          Low
         -------               ----          ---       ----          ---
         First                  -           -          $29.25       $19.25
         Second                 -           -          $24.25       $17.75
         Third                $37.00      $17.00       $22.75       $10.25
         Fourth               $38.75      $21.00       $23.25        $9.44

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

The approximate number of record holders of the common stock as of March 29, 1999 was 1,887.

Item 6.  Selected Financial Data

The following selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Financial Statements and related notes thereto.

                                                     Year Ended December 31,
                                                  ---------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------
                                                       1994           1995           1996           1997           1998
                                                       ----           ----           ----           ----           ----
                                                       (dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales                                              $ 109,297      $ 152,695      $ 191,982      $ 240,348      $ 286,512
Cost of goods sold                                       91,588        130,645        158,007        190,886        233,717
                                                  ------ ------- ----  -------- ----  -------- ----  -------- ----  -------
Gross profit                                              17,709         22,050         33,975         49,462         52,795
Selling, general, and administrative expenses             14,450         18,768         20,954         24,715         28,767
Income from operations                                     2,812          2,789         12,347         23,842         22,451
Interest (expense), income net                             (647)          (627)          (582)                           239
                                                                                                           14
Other income (expenses)
                                                             151              -            (8)             58            550
Income before income taxes                                 2,556          2,312         12,325         24,116         22,928
Provision (benefit) for income taxes                                                                    4,781          9,194
                                                             257           (74)            144
Net income                                           $     2,299    $     2,386     $   12,181     $   19,335     $   13,734
Earnings per share - basic                                                                                      $       1.08
                                                               -              -              -              -
Earnings per share - diluted                                                                                    $       1.08
                                                               -              -              -              -
Weighted average shares outstanding - basic                                                                           12,719
                                                               -              -              -              -
Weighted average shares outstanding - diluted                                                                         12,771
                                                               -              -              -              -
Pro forma earnings per share - basic (1)                                          $       0.73   $       1.30
                                                               -              -                                            -
Pro forma earnings per share - diluted (1)                                        $       0.73   $       1.29
                                                               -              -                                            -
Pro forma common shares outstanding - basic (1)                                          9,812         11,281
                                                               -              -                                            -
Pro forma common shares outstanding - diluted (1)                                        9,812         11,374
                                                               -              -                                            -

                                                   December 31,
                                                  ---------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------
                                                       1994           1995           1996           1997           1998
                                                       ----           ----           ----           ----           ----
                                                     (dollars in thousands)
Balance Sheet Data:
Working capital                                       $   10,845    $     8,914     $   18,522     $   55,213     $   50,647
Total assets                                              29,951         32,670         42,682         91,262        104,672
Total long-term debt, including current portion            8,955          7,129          8,279         20,833         12,900
Total Stockholders' equity                                 9,704         12,090         23,476         61,176         73,670

(1)  See Note 1 to Notes to Financial Statements-Pro Forma Earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

This report contains certain "forward-looking statements." Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors and its officers with respect to, among other things; (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's business and growth strategies; (iii) the use of the proceeds to the Company from the Initial Public Offering; (iv) the Company's ability to identify and address Year 2000 issues; and (v) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

General.

The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. With its 28-year history in the cigar industry, the Company has established itself as an important participant in the movement of tobacco products from manufacturers to the customers. Manufacturers value the Company's ability to perform distribution, credit, customer support and marketing functions, which would otherwise be the responsibility of the manufacturer. Customers value the Company's extensive variety of tobacco products and rapid order fulfillment and benefit from advantageous pricing derived through the Company's volume buying as a direct importer and distributor. The Company's net sales have grown from $192.0 million in the year ended December 31, 1996 to $240.3 million and $286.5 million, in the years ended December 31, 1997 and December 31, 1998, respectively.

The Company markets it products through two principal channels of distribution: retail, consisting of the Company's premium cigar direct mail business, six specialty cigar stores, and three large discount outlet stores, and wholesale consisting of the wholesale cigar mail order business and wholesale cash and carry cigarette store located within the Company's discount outlet stores. The following table sets forth the Company's sales at the retail and wholesale level by dollar amount and as a percentage of net sales.


                                                                    Year Ended December 31,
                                                  1996                     1997                    1998
                                                  ----                     ----                    ----
                                             $            %            $           %            $           %
                                             -            -            -           -            -           -
                                                                         ($ in millions)
Retail operations:
     Direct mail cigars.............       $35.5       18.5 %       $52.9       22.0 %       $62.1       21.7 %
     Cigar stores...................        16.2        8.4          23.0        9.6          25.6        9.0
     Discount outlet stores.........        59.7       31.1          63.6       26.5          68.0       23.7
                                            -----------------------------------------------------------------
       Total retail sales...........       111.4       58.0         139.5       58.1         155.7       54.4
                                           ------------------------------------------------------------------

Wholesale operations:
     Direct mail cigars.............        32.6       17.0          46.0       19.1          56.9       19.8
     Cash-and-carry cigarettes*.....48.0    25.0       54.8          22.8       73.9          25.8
                                    --------------------------------------------------------------
       Total wholesale sales........        80.6       42.0         100.8       41.9         130.8       45.6
                                            -----------------------------------------------------------------
Total net sales.....................      $192.0      100.0 %      $240.3      100.0 %      $286.5      100.0 %
                                          =====================================================================
--------------------
*Also includes tobacco and other tobacco related products

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

                                                                    Year Ended December 31,
                                                  1996                     1997                    1998
                                                  ----                     ----                    ----
                                             $            %            $           %            $           %
                                             -            -            -           -            -           -
                                                                         ($ in millions)
Cigars/Tobacco*.....................       $93.7       48.8 %      $135.2       56.3 %      $153.1       53.4 %
Cigarettes..........................        78.4       40.8          83.3       34.6         108.6       37.9
Fragrances..........................         7.2        3.8           7.5        3.1           7.6        2.7
Other merchandise...................        12.7        6.6          14.3        6.0          17.2        6.0
                                            -----------------------------------------------------------------
     Total net sales................      $192.0      100.0 %      $240.3      100.0 %      $286.5      100.0 %
                                          =====================================================================
--------------------
* Excludes Cigarettes

Results of Operations

The following discussion should be read in conjunction with the Financial Statements and related notes thereto appearing elsewhere herein. The following table sets forth, as a percentage of net sales, certain items in the Consolidated Statements of Income for the periods presented.

                                                                         Year Ended December 31,
                                                            1996                  1997                  1998
                                                            ----                  ----                  ----
Revenues:
     Retail sales...........................                 58.0 %                58.1 %                54.4 %
     Wholesale sales........................                 42.0                  41.9                  45.6
                                            -----------------------------------------------------------------
     Net Sales..............................                100.0                 100.0                 100.0
Cost of goods sold..........................                 82.3                  79.0                  81.6
                                            -----------------------------------------------------------------
Gross profit................................                 17.7                  20.6                  18.4
Selling, general and administrative expenses                 10.9                  10.3                  10.0
Depreciation and amortization...............                  0.4                   0.4                   0.6
                                            -----------------------------------------------------------------
Income from operations......................                  6.4                   9.9                   7.8
Other income (expense):
     Interest (expense), net................                (0.4)                 (0.5)                   0.1
     Other..................................                  0.4                   0.6                   0.3
                                            -----------------------------------------------------------------
Income before income taxes..................                  6.4                  10.0                   8.0
Provision for income taxes..................                  0.1                   2.0                   3.2
                                            -----------------------------------------------------------------
Net income..................................                  6.3 %                 8.0 %                 4.8 %
                                            ===================================================================

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

Net sales were $286.5 million and $240.3 million for 1998 and 1997, respectively, an increase of $46.2 million or 19.2%. Retail sales increased 11.6% to $155.7 million for 1998 from $139.5 for 1997. The increase in retail sales was due primarily to a $9.2 million, or 17.4% increase in direct mail cigar sales; a $2.6 million, or 11.3% increase in cigar store sales; and a $4.4 million or 6.9% increase in discount outlet store sales. Wholesale sales increased 29.8% to $130.8 million for 1998 from $100.8 million in 1997. The increase in wholesale sales was due primarily to a $10.9 million, or 23.7% increase in direct mail sales and a $19.1 million, or 34.9% increase in cash-and-carry cigarette sales. The overall increase in net sales was primarily attributable to volume increases in the Company's retail and wholesale products sales, and in particular the sale of premium cigars and related products.

Gross profit was $52.8 million and $49.5 million for 1998 and 1997, respectively, an increase of $3.3 million or 6.7%. The increase in gross profit was due to the increase in sales volume. As a percentage of net sales, gross profit decreased to 18.4% for 1998 from 20.6% for 1997, primarily due to greater sales of lower margin cigarettes and unanticipated slackening in the demand for premium cigars.

Selling, general and administrative ("SG&A") expenses were $28.8 million and $24.7 million for 1998 and 1997, respectively, an increase of $4.1 million or 16.6%, primarily due to increased staffing costs related to the opening and relocation of the Company's warehouse operations from Statesville to Burlington, North Carolina. SG&A for 1997 included one-time signing bonuses of $1.5 million in connection with the execution of long term service agreements. As a percentage of net sales, SG&A expenses decreased to 10.0% for 1998 from 10.3% for 1997, due primarily to net sales increasing at a greater rate than SG&A expenses.

Depreciation expense was $1.6 million and $0.9 million for 1998 and 1997, respectively, an increase of $0.7 million primarily due to the opening of three new stores, Paramus, New Jersey in July 1997, Wall Street, New York in May 1998 and Burlington, North Carolina in October 1998.

Income from operations was $22.5 million and $23.8 million for 1998 and 1997, respectively, a decrease of $1.3 million. As a percentage of net sales, income from operations decreased to 7.8% for 1998 from 9.9% for 1997, primarily due to increased sales of lower margin cigarettes and increasingly competitive prices on premium cigars.

Interest expense was $1.3 million for 1998, the same as in 1997. This expense is attributable to the interest paid on the notes ("the distribution notes", which amounts represent cumulative undistributed S Corporation earnings of its subsidiaries through June 30, 1997 on which income taxes had previously been paid by the existing stockholders) issued to the former principals of the Company's subsidiaries prior to their acquisition by the Company in a reorganization transaction in June 1997. Other income was $1.8 million and $1.5 million for 1998 and 1997, respectively. The increase in 1998 was primarily due to a gain of $0.4 million on the sale of short-term investments.

The provision for income taxes in 1998 was $9.2 million, as compared to $4.8 million in 1997. Prior to the offering, the Predecessor Entities were corporations that elected to be taxes as S Corporation pursuant to the Internal Revenue Code. For the period of January 1, 1997 to June 26, 1997, no provision was made for federal and certain state and local income taxes. In connection with the offering, the Company became subject to federal and additional state income taxes.

As a result of the foregoing, the Company had net income of $13.7 million in 1998, compared to $19.3 million in 1997, a decrease of 29.0% or $5.6 million.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

Net sales were $240.3 million and $192.0 million for 1997 and 1996, respectively, an increase of $48.3 million or 25.2%. Retail sales increased 25.2% to $139.5 million for 1997 from $111.4 for 1996. The increase in retail sales was due primarily to a $17.4 million, or 49.0% increase in direct mail cigar stores; a $6.8 million, or 42.0% increase in cigar store sales; and a $3.9 million or 6.5% increase in discount outlet store sales. Wholesale sales increased 25.0% to $100.8 million for 1997 from $80.6 million in 1997. The increase in wholesale sales was due primarily to a $13.4 million, or 41.1% increase in direct mail sales and a $6.8 million, or 14.2% increase in cash-and-carry cigarette sales. The overall increase in net sales was primarily attributable to increases in the Company's retail and wholesale products sales, and in particular the sale of premium cigars and related products.

Gross profit was $49.5 million and $34.0 million for 1997 and 1996, respectively, an increase of $15.5 million or 45.6%. The increase in gross profit was due to the increase in cigar sales, which have higher profit margins relative to other products. As a percentage of net sales, gross profit increased to 20.6% for 1997 from 17.7% for 1996, primarily due to an increase in unit volume and prices of higher margin premium cigars.

SG&A expenses were $24.7 million and $21.0 million for 1997 and 1996, respectively, an increase of $3.7 million or 17.6%, primarily due to increased staffing costs related to the relocation of the Company's Bergen County, New Jersey model store, and the payment of one-time signing bonuses of $1.5 million in connection with the execution of long term service agreements. As a percentage of net sales, SG&A expenses decreased to 10.3% for 1997 from 10.9% for 1996, due primarily to net sales increasing at a greater rate than SG&A expenses.

Income from operations was $23.8 million and $12.3 million for 1997 and 1996, respectively, an increase of $11.5 million. As a percentage of net sales, income from operations increased to 9.9% for 1997 from 6.4% for 1996, primarily due to increased sales of higher margin, premium cigars.

Interest expense increased to $1.3 million for 1997, from $.8 million in 1996. The increase is attributable to the interest paid on the Distribution Notes issued to the former principals of the Company's subsidiaries prior to their acquisition by the Company in a reorganization transaction in June 1997. Other income was $1.5 million and $0.8 million for 1997 and 1996, respectively. The increase in 1997 was primarily due to additional interest income from investing activities.

As a result of the foregoing, the Company had net income of $19.3 million in 1997, compared to $12.2 million in 1996, an increase of 58.7% or $7.1 million.

Liquidity and Capital Resources

Prior to the offering, the Company historically financed its business through internally generated funds, bank debt and loans from certain of its principal stockholders. Subsequent to the offering, the Company has financed its business from the initial public offering proceeds and through internally generated funds. The Company's net cash provided by operating activities was $6.5 million for 1998 principally representing net income for the year ended December 31, 1998 and an increase in accounts payable and accrued expenses of $8.8 million, offset by an increase in inventory of $14.3 million. Net cash used in investing activities during such period was $1.1 million. Net cash used in financing activities was $9.2 million for 1998, representing a reduction in the distribution notes outstanding by $7.9 million and the purchase of treasury stock in the amount of $1.3 million.

Net proceeds of approximately $53.3 million from the Company's initial public offering were used for the following purposes through December 31, 1998: (i) to repay outstanding indebtedness of $7.3 million, (ii) $6.0 million for the relocation and design of specialty stores, (iii) $10.5 million for the construction and development of a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7.9 million through June 30, 1998, (v) $1.5 million for the payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements, (vi) $3.0 million for the upgrade of the Company's information systems, (vii) interest payments of $1.4 million through June 30, 1998 on the Distribution Notes and (viii) $14.9 million for working capital and general corporate purposes. The remaining proceeds of $0.8 million are expected to be used for the expansion of retail selling space at existing discount outlet stores.

The Company's net cash flow provided by operating activities was $0.3 million for 1997. Net cash used in investing activities was $23.5 million during such period, relating to purchases of short-term investments and capital expenditures at the Company's Burlington location. Net cash provided by financing activities was $33.7 million in 1997, representing cash from the initial public offering, offset by distributions to stockholders and funds used to repay long-term debt and a portion of the Distribution Notes.

At December 31, 1998, the Company had working capital of $50.6 million compared to $55.2 million at December 31, 1997. The amount for 1998 includes cash, cash equivalents and short-term investments of $18.5 million, accounts receivable of $2.6 million, $49.1 million of inventory and $18.1 million of accounts payable and accrued expenses.

As of December 31, 1998, the Company also had available under a credit agreement a $20.0 million line of credit, with borrowings thereunder accruing interest at the bank's base rate less 0.5% or the London Interbank Offered Rate ("LIBOR") plus 1.5%. At December 31, 1998, the Company had no borrowings under this line of credit, which expires on May 31, 1999.

At December 31, 1998 the Company had outstanding Distribution Notes in the amount of $11.9 million which were issued to the former principal stockholders of the Company's subsidiaries prior to their acquisition by the Company on June 6, 1997. These notes represented estimated undistributed accumulative S Corporation earnings through June 26, 1997, the date of the initial public offering. These notes bear interest at the rate of 7.0% per annum and are payable on a quarterly basis until June 1, 2000. In addition, the Company has outstanding Distribution Notes totaling $1.0 million bearing interest at the rate of 7.0% per annum payable on June 1, 2000.

Capital expenditures, primarily for computers, discount outlet store, office furniture, and leasehold improvements were $10.7 million and $8.5 million in 1998 and 1997, respectively. Included in capital expenditures were improvements at the Company's Whippany location during 1997 and the purchase, improvement and furnishing of the Burlington, North Carolina facility in 1998.

The  Company  anticipates  that it will be able  to  satisfy  its  ongoing  cash requirements for the foreseeable future, primarily with cash flow from operations, and cash and short-term investments on hand, supplemented by borrowings under its current credit agreement.

Year 2000

During 1995, the Company purchased versions of its principal information technology software packages, which have been certified as Year 2000 compliant by the respective software vendors. The Company has developed a plan to modify non-critical data processing systems and other data sensitive equipment to prepare for Year 2000. The Company expects that by mid 1999 it will complete modifications of non-critical data processing systems and does not expect the total costs associated with these products will be significant.

The Company has also made inquiries of its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. Most of those contacted have indicated that they have begun implementing Year 2000 readiness programs. The Company is continuing to follow-up with significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory.

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

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company invests its available cash in short-term U.S. Treasury Obligations and commercial paper. Although the rate of interest paid on short-term U.S. Treasury Obligations and commercial paper may fluctuate over time based on changes in the general level of U.S. interest rates, the Company believes that its exposure to market risk fluctuation for these investments is not material due to the fact that all investments have a maturity of less than one year.

The Company purchases its tobacco products from third party manufacturers, and therefore, does not believe that it has exposure to commodity price risk with respect to its tobacco inventories.


Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-27 annexed hereto. The schedule required under Regulation S-X is included herein on page S-1


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the Directors and Officers of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").


Item 11.  Executive Compensation

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1998 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1998 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
1. Financial Statements: See "Index to Financial Statements"
2. Financial Statement Schedule: See "Index to Financial Statements"
3. Exhibits: See "Exhibit Index"

(b) Reports on Form 8-K:  None.

                                                      800-JR CIGAR, Inc.

                                                Index to Financial Statements
                                              and Financial Statement Schedule



Reports of Independent Auditors..............................................F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and 1998.................F-3
Consolidated Statements of Income for the Years Ended
   December 31, 1996, 1997 and 1998..........................................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1996, 1997 and 1998..........................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1997 and 1998..........................................F-6
Notes to Consolidated Financial Statements...................................F-7

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

                                          Report of Independent Auditors


To the Board of Directors 800-JR CIGAR, Inc.

We have audited the accompanying consolidated balance sheets of 800-JR CIGAR, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the combined statements of income, stockholders' equity and cash flows of 800-JR CIGAR, Inc. for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 800-JR CIGAR, Inc. as of December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, and the combined results of operations and cash flows of 800-JR CIGAR, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
March 10, 1999


                                                  800-JR CIGAR, Inc. and Subsidiaries

                                                      Consolidated Balance Sheets
                                      (Dollars in thousands, except share and per share amounts)

                                                                                            December 31
                                                                                      1997              1998
                                                                                ------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                                           $16,572       $   12,759
   Short-term investments                                                               14,981            5,719
   Accounts receivable, net of allowance for doubtful accounts of $78 and $145
    at December 31, 1997 and 1998, respectively                                          2,313            2,568
   Merchandise inventory                                                                34,779           49,056
   Prepaid expenses and other current assets                                             2,155            4,712
   Loans receivable - affiliates and other associated entities                             603              685
   Deferred tax assets                                                                     996            1,183
                                                                                ------------------------------------
Total current assets                                                                    72,399           76,682

Property, equipment and improvements, at cost, net of
 accumulated depreciation and amortization                                              18,518           27,614
Other assets                                                                               243              376
Deferred tax assets                                                                        102                -
                                                                                ====================================
Total assets                                                                           $91,262         $104,672
                                                                                ====================================

Liabilities and stockholders' equity Current liabilities:
   Current portion of distribution notes payable to stockholders                     $   7,933       $    7,933
   Accounts payable                                                                      7,157           16,238
   Accrued expenses                                                                      2,096            1,864
                                                                                ------------------------------------
Total current liabilities                                                               17,186           26,035

Distribution notes payable to stockholders, less current portion                        12,900            4,967
                                                                                ------------------------------------
Total liabilities                                                                       30,086           31,002

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares authorized, 12,750,000 and
    12,752,000 issued and outstanding at
    December 31, 1997 and 1998, respectively                                               128              128
   Additional paid-in capital                                                           52,716           52,751
   Retained earnings                                                                     8,332           22,066
                                                                                ------------------------------------
                                                                                        61,176           74,945
   Less 114,500 shares of treasury stock, at cost                                            -           (1,275)
                                                                                ------------------------------------
Total stockholders' equity                                                              61,176           73,670
                                                                                ====================================
Total liabilities and stockholders' equity                                             $91,262         $104,672
                                                                                ====================================

See accompanying notes.


                                                  800-JR CIGAR, Inc. and Subsidiaries

                                                   Consolidated Statements of Income
                                           (Dollars in thousands, except per share amounts)

                                                                             Year ended December 31
                                                                     1996             1997              1998
                                                              ------------------------------------------------------

Net sales                                                            $191,982          $240,348         $286,512
Cost of goods sold                                                    158,007           190,886          233,717
                                                              ------------------------------------------------------
Gross profit                                                           33,975            49,462           52,795

Operating expenses:
   Selling                                                              3,946             5,192            6,271
   General and administrative                                          17,008            19,523           22,496
   Depreciation and amortization                                          674               905            1,577
                                                              ------------------------------------------------------
Income from operations                                                 12,347            23,842           22,451

Other income (expense):
   Interest expense                                                      (789)           (1,269)          (1,295)
   Interest income                                                        207             1,283            1,056
   Rental income                                                          195               202              166
   Insurance settlement                                                   373                 -                -
   Other, net                                                              (8)               58              550
                                                              ------------------------------------------------------
Income before income taxes                                             12,325            24,116           22,928

Provision for income taxes                                                144             4,781            9,194
                                                              ======================================================
Net income                                                         $   12,181        $   19,335       $   13,734
                                                              ======================================================

Per share data:
   Earnings per share - basic                                                                         $    1.08
                                                                                                 ===================
                                                                                                 ===================
   Earnings per share - diluted                                                                       $    1.08
                                                                                                 ===================
                                                                                                 ===================
Weighted-average shares outstanding - basic                                                               12,719
                                                                                                 ===================
                                                                                                 ===================
Weighted-average shares outstanding - diluted                                                             12,771
                                                                                                 ===================

Pro forma - unaudited
Historical income before provision for income taxes                $   12,325        $   24,116
Pro forma adjustments other than income taxes                             580               977
                                                              ------------------------------------
Pro forma income before income taxes                                   12,905            25,093

Pro forma provision for income taxes                                    5,262            10,255
                                                              ====================================
Pro forma net income                                               $    7,643        $   14,838
                                                              ====================================

Pro forma earnings per share - basic                               $     .73         $    1.30
                                                              ====================================
Pro forma earnings per share - diluted                             $     .73         $    1.29
                                                              ====================================
Pro forma common shares outstanding - basic                             9,812            11,281
                                                              ====================================
Pro forma common shares outstanding - diluted                           9,812            11,374
                                                              ====================================

See accompanying notes.


                       800-JR CIGAR, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                           Common
                                          Stock of          Common Stock          Additional
                                        Predecessor   ----------------------------  Paid-in     Retained      Treasury
                                          Entities         Shares       Amount      Capital     Earnings        Stock       Total
                                      ----------------------------------------------------------------------------------------------
Balance at January 1, 1996                 $ 21              -        $ -           $ 28        $ 12,459       $ (418)     $ 12,090
   Net income                                                                                     12,181                     12,181
   Distribution to stockholders                                                                     (795)                      (795)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1996                 21              -          -             28          23,845         (418)       23,476
   Net income                                                                                     19,335                     19,335
   Reorganization                           (21)        9,300,000       93           (547)            57          418            -
   Issuance of common stock                             3,450,000       35         53,235                                    53,270
   Issuance of distribution notes                                                                 (23,800)                  (23,800)
   Issuance of additional
    distribution notes                                                                             (1,000)                   (1,000)
   Distribution to stockholders                                                                   (10,105)                  (10,105)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1997                 -         12,750,000      128         52,716           8,332          -         61,176
   Net income                                                                                      13,734                    13,734
   Issuance of common stock                                 2,000                      35                                        35
   Purchase of treasury stock                                                                                  (1,275)       (1,275)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1998               $ -         12,752,000     $128        $52,751        $ 22,066     $(1,275)     $ 73,670
                                      ==============================================================================================

See accompanying notes.


                       800-JR CIGAR, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Year ended December 31
                                                                            1996       1997       1998
                                                                          ----------------------------------

Cash flows from operating activities
Net income                                                                  $12,181    $19,335    $ 13,734
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               674        905       1,577
    Provision for uncollectible accounts                                        191         55         209
    Deferred income taxes                                                        (5)    (1,073)        (85)
    Other                                                                        (8)         -           -
    Gain on sale of short-term investments                                        -          -        (399)
    Loss on sale of assets                                                       28          -           -
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (549)      (665)       (464)
     Merchandise inventory                                                   (2,894)   (15,163)    (14,277)
     Prepaid expenses and other current assets                                 (460)    (1,455)     (2,557)
     Other assets                                                               (36)       (78)       (133)
     Accounts payable and accrued expenses                                       68     (1,585)      8,849
                                                                          ----------------------------------
Net cash provided by operating activities                                     9,190        276       6,454

Cash flows from investing activities
Purchase of short-term investments                                                -    (14,981)    (25,158)
Proceeds from sale of short-term investments                                      -          -      34,819
Purchase of property and equipment                                           (2,929)    (8,547)    (10,673)
Loans (extended to) repaid by affiliates and other associated entities         (240)       467         (82)
Loans extended to stockholders                                                 (938)      (445)          -
                                                                          ----------------------------------
Net cash used in investing activities                                        (4,107)   (23,506)     (1,094)

Cash flows from financing activities
Proceeds of borrowings under revolving line of credit                           500          -           -
Proceeds from issuance of Common Stock                                            -     54,545          35
Expenses paid in connection with Common Stock offering                            -     (1,275)          -
Payments of distribution notes                                                    -     (3,967)     (7,933)
Payments of long-term debt                                                   (1,850)    (8,279)          -
Payments of capital lease obligations                                           (84)       (89)          -
Purchase of treasury stock                                                        -          -      (1,275)
Distribution to stockholders                                                   (795)    (7,189)          -
                                                                          ----------------------------------
Net cash (used in) provided by financing activities                          (2,229)    33,746      (9,173)
                                                                          ----------------------------------

Net increase (decrease) in cash and cash equivalents                          2,854     10,516      (3,813)
Cash and cash equivalents, beginning of period                                3,202      6,056      16,572
                                                                          ----------------------------------
Cash and cash equivalents, end of period                                    $ 6,056   $ 16,572    $ 12,759
                                                                          ==================================

Supplemental disclosure of cash flow data
Income taxes paid                                                           $    37  $   6,053    $ 11,021
                                                                          ==================================
Interest paid                                                               $   775  $   1,177    $  1,180
                                                                          ==================================

Supplemental disclosure of noncash investing and financing activities
Line of credit refinanced with note payable                                  $3,000  $            $      -
                                                                                             -
Non-cash distribution to stockholders                                             -      2,916           -
Distribution notes issued to stockholders                                         -     24,800           -

See accompanying notes.

                       800-JR CIGAR, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

                                December 31, 1998

1.  Basis of Presentation

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

Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of December 31, 1998 proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $6,000 for the relocation and design of specialty stores, (iii) $10,500 for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7,900 through June 30, 1998, (v) payment of signing bonuses to an officer and to MC Management (see Note 8) in connection with long-term service agreements, (vi) $3,000 for the upgrade of the Company's information systems,
(vii) interest payments of $1,400 through June 30, 1998 on the Distribution Notes (see Note 5) and (viii) $14,900 for working capital and general corporate purposes. The remaining proceeds of $770 are expected to be used for the expansion of retail selling space.

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

                      800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

The accompanying financial statements include the results of operations for 1996 and the period from January 1, 1997 to June 26, 1997 of J.R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., cigars by Santa Clara, N.A., Inc., J.R. Tobacco Outlet, Inc., J.R.-46th Street, Inc., J.R. Tobacco NC, Inc., and J.R. Statesville, Inc. (together, the "Company" or the "Predecessor Entities"). The Predecessor Entities are corporations that had elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations through June 26, 1997.

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

The principal stockholders of the Predecessor Entities were Lewis Rothman and LaVonda Rothman, each of whom owned 50% of the Predecessor Entities, except for J.R. Statesville, Inc., which was owned 26% by Lewis Rothman, 26% by LaVonda Rothman and 12% by each of the Shane Rothman Trust, the Luke Rothman Trust, the Marni Rothman Trust and the Samantha Rothman Trust. As consideration for the contribution of their interests in the Predecessor Entities, each of Lewis Rothman, LaVonda Rothman, the Shane Rothman Trust, the Luke Rothman Trust, the Marni Rothman Trust and the Samantha Rothman Trust received 4,387,920, 4,387,920, 131,040, 131,040, 131,040 and 131,040 shares of common stock, respectively, of 800-JR CIGAR, Inc., for an aggregate 9,300,000 shares.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

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

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

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

The 11,280,829 pro forma common shares outstanding used in the calculation of basic pro forma earnings per share for the year ended December 31, 1997 is based on a weighted-average calculation derived by using 12,750,000 common shares outstanding subsequent to the offering and 9,811,658, the pro forma common shares outstanding prior to the Offering.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

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

The net income used in the calculation of supplementary pro forma basic and diluted earnings per share for the year ended December 31, 1997, is the pro forma net income of $14,838.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

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

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Depreciation and amortization of assets, is computed using the straight-line and accelerated methods over the lesser of the estimated useful lives of the related assets. These lives range from 3 to 39 years.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotion costs amounted to $1,129, $1,605 and $2,114 for the years ended December 31, 1996, 1997 and 1998, respectively.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

2.  Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for by the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax bases of existing assets and liabilities.

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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock option plans because, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of the grant, no compensation expense is recognized.

Earnings per Share

Earnings per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of dilutive earnings per share includes the effect of dilutive securities. Pro forma earnings per share amounts

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

2.  Summary of Significant Accounting Policies (continued)

have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Segments of an Enterprise and Related Information

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this Statement did not affect results of operations or financial position of the Company.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

3.  Acquisition

On January 27, 1998, the Company purchased for a nominal amount Casa Blanca, Inc. ("Casa Blanca"), the owner/operator of the El Rey del Mundo Smokers Bar and Lounge within one of the Company's retail outlets. Casa Blanca was owned by an officer/ director of the Company.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

4.  Property, Equipment and Improvements

Property, equipment and improvements consist of the following:

                                                         December 31
                                                    1997             1998
                                             -----------------------------------
Land                                             $    1,593        $    2,548
Building and improvements                            11,003            19,164
Machinery and equipment                               2,979             4,005
Furniture and fixtures                                1,754             2,534
Leasehold improvements                                5,283             5,020
Automobiles                                             174               188
                                             -----------------------------------
                                                     22,786            33,459
Less accumulated depreciation and amortization        4,268             5,845
                                             ===================================
                                                    $18,518           $27,614
                                             ===================================

5.  Long-Term Debt and Line of Credit

Long-term debt is comprised as follows:

                                                           December 31
                                                     1997             1998
                                             -----------------------------------
Distribution Notes payable to stockholders,
  due in quarterly installments, with
  interest at 7.0% through June 1, 2000             $19,833           $11,900
Additional Distribution Notes payable to
  stockholders, due June 1, 2000, with
  interest at 7.0%                                    1,000             1,000
                                             -----------------------------------
                                                     20,833            12,900
Less current portion                                  7,933             7,933
                                             ===================================
Long-term debt                                      $12,900        $    4,967
                                             ===================================

During 1998, the Company entered into a $20,000 line of credit with a bank, which expires on May 31, 1999. Borrowings under this facility are unsecured and bear interest at the bank's prime rate less 0.5% or the London Inter-Bank Offering Rate ("LIBOR") plus 1.5%. There were no borrowings outstanding under this line of credit at December 31, 1998.

The fair value of the Company's long-term debt approximates its carrying value as the interest rates are substantially the same as are currently available to the Company for similar debt instruments.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

5.  Long-Term Debt and Line of Credit (continued)

The Distribution Notes and Additional Notes payable to stockholders as of December 31, 1998 will mature as follows:

     1999                                                     $   7,933
     2000                                                         4,967
                                                         ===================
                                                                $12,900
                                                         ===================

6.  Income Taxes

The Predecessor Entities were corporations that elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, for the years ended December 31, 1996 and for the period January 1, 1997 to June 26, 1997 (the period prior to the Offering), no provision has been made in the accompanying financial statements for federal and certain state and local income taxes, since such taxes are the liability of the principals. In connection with the Offering, the Company became subject to federal and additional state income taxes.

Concurrent with becoming subject to federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The deferred tax asset recorded on the date of the offering was $1,209.

The provision for income taxes consists of the following:

                                          Year ended December 31
                                 1996              1997              1998
                           -----------------------------------------------------

Current income taxes:
   Federal taxes                 $    -           $ 4,186           $7,427
   State and local taxes            149             1,668            1,852
Deferred income taxes                (5)           (1,073)             (85)
                           -----------------------------------------------------
                                   $144           $ 4,781           $9,194
                           =====================================================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

6.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset as of December 31, 1997 and 1998 are as follows:

                                                     Year ended December 31
                                                      1997             1998
                                             -----------------------------------

Deferred tax assets:
   Book over tax depreciation                      $   102          $      -
   Allowance for doubtful accounts                      32                59
   Inventory capitalization and reserves               485               520
   Amortization of signing bonuses                       -               389
   Other book accruals                                 479               453
                                             -----------------------------------
Total deferred tax assets                            1,098             1,421

Deferred tax liability:
   Tax over book depreciation                            -               238
                                             -----------------------------------
                                             ===================================
Net deferred tax assets                             $1,098            $1,183
                                             ===================================

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes during the years ended December 31, 1996 and 1997. The pro forma income tax provision has been prepared according to SFAS No. 109.

The pro forma income tax provision consists of the following (in thousands):

                                                     Year ended December 31
                                                      1996             1997
                                               ---------------------------------
Current income taxes:
   Federal taxes                                      $4,234          $  8,624
   State and local taxes                               1,356             2,658
                                               ---------------------------------
                                                       5,590            11,282
Deferred income tax benefit                             (328)           (1,027)
                                               ---------------------------------
                                                      $5,262           $10,255
                                               =================================

F17

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

6.  Income Taxes (continued)

A reconciliation setting forth the differences between the actual effective tax rate for the year ended December 31, 1998 and the pro forma effective tax rates for the years ended December 31, 1996 and 1997 of the Company, and the U.S. federal statutory tax rate for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                 1996        1997         1998
                                             -----------------------------------

Federal statutory rate                           34.3%       34.4%        35.0%
State and local taxes, net of federal tax
  benefits                                        6.5         6.5          5.1
                                             ===================================
Effective tax rate                               40.8%       40.9%        40.1%
                                             ===================================

7.  Employee Benefit Plans and Stock Option Plans

401(k) Plan

During 1997, the Company adopted a defined contribution plan (401(k)) for all eligible employees. The plan provides for discretionary contributions by the Company based on the performance of the Company. Effective November 1998, the Company contributes an amount equal to 100% of the first 5% of salaries that the employees contribute. The Company made no contributions to the plan in 1997 and made contributions of $196 to the plan in 1998.

1997 Employee Stock Purchase Plan

During 1997, the Company adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan, effective on July 1, 1997. This plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during six-month purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the plan will be subject to a six-month holding period. The Company has reserved 300,000 shares of Common Stock for issuance under this plan. During 1998, 2,146 shares were issued under the plan and remain outstanding at December 31, 1998.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

7.  Employee Benefit Plans and Stock Option Plans (continued)

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

In connection with the Offering, Non-Qualified Stock Options to purchase a total of 450,000 shares of Common Stock of the Company were granted to executives, employees of MC Management, other employees and consultants of the Company. Each of these options have an exercise price per share equal to the initial public offering price. These options vest generally in three equal installments on each of the first three anniversaries of the Offering, and generally will expire on the earlier of 10 years after the date of grant or thirty days after termination of employment. If termination is for cause, all options will terminate immediately.

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

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

7.  Employee Benefit Plans and Stock Option Plans (continued)

A summary of stock option activity relating to the Company's stock options are as follows:

                                           Long-Term            Non-Employee
                                        Incentive Plan         Directors Plan
                                  ----------------------------------------------
                                     Weighted-               Weighted-
                                      Average    Number       Average    Number
                                     Exercise      of        Exercise      of
                                       Price     Shares                  Shares
                                  ----------------------------------------------
Outstanding at January 1, 1997        $ -          -          $ -          -
   Granted                             17.00     450,000       17.00      20,000
                                        -          -           25.38      10,000
   Exercised                            -          -            -          -
   Canceled                            17.00     (35,000)       -          -
                                  ----------------------------------------------
Outstanding at January 1, 1998         17.00     415,000       19.79      30,000
   Granted                              -          -            -          -
   Exercised                            -          -            -          -
   Canceled                            17.00     (14,000)       -          -
                                  ----------------------------------------------
Outstanding at December 31, 1998       17.00     401,000      $19.79      30,000
                                  ==============================================
Options exercisable at
  December 31, 1998                   $17.00     134,000      $19.79       6,000
                                  ==============================================

There were no options exercisable at December 31, 1997.

Stock options outstanding at December 31, 1998 are summarized as follows:

                                                         Weighted-Average
                                          Outstanding        Remaining
                                          Options at     Contractual Life
                                           December
        Range of Exercise Price            31, 1998
----------------------------------------------------------------------------

$17.00 per share                               421,000         9 years
$25.38 per share                                10,000         9 years
                                       ==================
$17.00 to $25.38 per share                     431,000
                                       ==================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

7.  Employee Benefit Plans and Stock Option Plans (continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rates of 5.73%; expected volatility of 73%; expected option life of 7 years; and an expected dividend yield of 0%.

The weighted-average grant fair value of options granted during 1997 was $12.30 per share. The total compensation related to stock-based compensation awards, net of related income tax benefits, under SFAS 123 for 1997 and 1998 would have been approximately $532 and $1,037, respectively.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information, for the year ended December 31, 1997 and 1998, is as follows:

                                                             1997       1998
                                                        ------------------------

Pro forma net income                                       $14,306     $12,697
Pro form  net income per share of common stock - basic       $1.27       $1.00
Pro forma net income per share of common stock - diluted     $1.26        $.99

8.  Related Party Transactions

From time to time, prior to the Offering, the Company made or received cash advances from the stockholders. Such advances bore interest at 9% and had no established due dates. Net interest income amounted to $78, $169 and $-0- in 1996, 1997 and 1998, respectively.

During 1997 and 1998, the Company purchased cigars from affiliated companies aggregating approximately $7.6 million and $8.2 million, respectively. The affiliated entities are partially owned by an officer/director and by another director of the Company.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

8.  Related Party Transactions (continued)

The Company has a management agreement with a management company which provides certain administrative services to the Company. The management company is owned by a director of the Company. Management fee expense in 1996, 1997 and 1998 amounted to $3,071, $4,132 and $4,525, respectively. In addition, the management company paid rent to the Company in the amount of $146 in 1996, 1997 and 1998. In consideration for entering into a long-term agreement with the management company, the Company paid a signing bonus of $1 million to the management company subsequent to the Offering.

9.  Commitments and Contingencies

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

Future minimum lease payments for operating leases as of December 31, 1998 are as follows:
                                                             Operating
                                                               Leases
                                                         -------------------

1999                                                          $   801
2000                                                              599
2001                                                              620
2002                                                              620
2003                                                              635
Thereafter                                                      1,027
                                                         -------------------
Total minimum lease payments                                   $4,302
                                                         ===================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

9.  Commitments and Contingencies (continued)

Rental expense under operating leases amounted to $817, $922 and $1,024 in 1996, 1997 and 1998, respectively.

Litigation

The Company, from time to time, may be a defendant in actions arising in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company's combined financial condition or results of operations.

Self-Insurance

Effective April 25, 1994, the Company established the Pyramid Insurance Trust Fund (the "Trust") to provide health and welfare benefits to eligible employees. Contributions to the Trust by the Company shall be in amounts sufficient to pay all costs and expenses of the Trust, including, but not limited to, the cost of self-insured benefit claim payments, a reserve for self-insured benefit claims and premiums for any fully insured benefit coverage. Contributions to the Trust, all of which were charged to operations, amounted to $619, $642 and $1,078 in 1996, 1997 and 1998, respectively.

10.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for 1998:

Numerator:
   Net income                                                        $13,734
                                                              ==================

Denominator:
   Denominator for basic earnings per share - weighted-
     average shares                                                   12,719

   Effect of dilutive securities - stock options                          52
                                                              ------------------

Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversion                   12,771
                                                              ==================

Basic earnings per share                                            $   1.08
                                                              ==================

Diluted earnings per share                                          $   1.08
                                                              ==================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

11.  Segment Reporting

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998, which changes the way the Company reports information about its operating segments.

The Company has two segments, determined by type of customer and made up of retail and wholesale operations. The Company's retail division sells cigars, tobacco products, cigarettes, fragrances and other merchandise to the general public through direct mail order, cigar stores, and discount outlet stores. The Company's wholesale division sells cigars and cigarettes to wholesale distributors through the wholesale mail order and wholesale cigarette operations located within the Company's discount outlet stores. The Company operates only throughout the United States.

The reportable segments are each managed separately because the Company markets these segements of the business separately. Although revenues of the retail and wholesale divisions are further monitored based upon marketing and distribution channel, overall profitability is measured only at the retail/wholesale level.

The Company evaluates performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The accounting for the assets of each segment is the same as in consolidation.

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

11.  Segment Reporting (continued)

                                               Year ended December 31
                                          1996          1997           1998
                                    --------------------------------------------

Net sales
   Retail                                 $111,400       $139,500       $155,639
   Wholesale                                80,582        100,848        130,873
                                    ============================================
Total consolidated net sales              $191,982       $240,348       $286,512
                                    ============================================

Depreciation and amortization expense
   Retail                              $       329    $       445    $     1,062
   Wholesale                                   345            410            351
                                    --------------------------------------------
Total segment depreciation and
  amortization expense                         674            855          1,413
                                    --------------------------------------------

Reconciling item
   Corporate depreciation expense                -             50            164
                                    --------------------------------------------
Total consolidated depreciation and
  amortization expense                 $       674    $       905    $     1,577
                                    ============================================

Interest income
   Retail                              $        53    $        29    $         -
   Wholesale                                   154            143              -
                                    --------------------------------------------
Total segment interest revenue                 207            172              -
                                    --------------------------------------------

Reconciling item
   Corporate income                              -          1,111          1,056
                                    --------------------------------------------
Total consolidated interest income     $       207    $     1,283    $     1,056
                                    ============================================

Interest expense
   Retail                              $        24    $       579    $       651
   Wholesale                                   765            690            644
                                    --------------------------------------------
Total consolidated interest expense    $       789    $     1,269    $     1,295
                                    ============================================

Income tax expense
   Retail                              $       209    $     2,002    $     4,226
   Wholesale                                   (65)         4,339          5,188
                                    --------------------------------------------
Total segment income tax expense               144          6,341          9,414
                                    --------------------------------------------

Reconciling item
   Corporate income tax (benefit)                -        (1,560)          (220)
                                    --------------------------------------------
Total income tax expense                $       144   $     4,781    $     9,194
                                    ============================================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

11.  Segment Reporting (continued)

                                                  Year ended December 31
                                          1996          1997           1998
                                    --------------------------------------------

Segment net income
   Retail                              $     4,421    $     7,329    $     5,709
   Wholesale                                 7,760         11,663          7,354
                                    --------------------------------------------
Total segment net income                    12,181         18,992         13,063
                                    --------------------------------------------

Reconciling item
   Corporate net income                          -            343            671
                                    --------------------------------------------
Total consolidated net income           $    12,181    $    19,335   $    13,734
                                    ============================================

Total assets
   Retail                               $    17,734    $    22,805   $    44,324
   Wholesale                                 24,948         29,584        43,779
                                    --------------------------------------------
                                             42,682         52,389        88,103
                                    --------------------------------------------

Reconciling item
   Corporate assets                              -          38,873        16,569
                                    --------------------------------------------
Total consolidated assets               $    42,682    $    91,262      $104,672
                                    ============================================

Capital expenditures
   Retail                               $     2,454    $     8,351   $     9,962
   Wholesale                                    475            196           711
                                    --------------------------------------------
Total capital expenditures              $     2,929    $     8,547   $    10,673
                                    ============================================

                     800-JR CIGAR, Inc. and Subsidiaries

                (Dollars in thousands, except per share amounts)

12.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 1998 and 1997:

                                                  Quarter Ended
                                ------------------------------------------------
                                  March 31   June 30   September 30  December 31
                                ------------------------------------------------

 1998
 Net sales                         $62,196   $70,042     $73,177       $81,097
 Gross profit                       12,564    13,682      14,903        11,646
 Net income                          3,532     3,940       4,335         1,927
 Per share data:
    Earnings per share - basic         .28       .31         .34           .15
    Earnings per share - diluted       .27       .31         .34           .15
 Weighted-average number of
   common shares outstanding - basic 12,750    12,750      12,733        12,640
 Weighted-average number of common
    shares outstanding - diluted     12,873    12,833      12,733        12,640


 1997
 Net sales                          $49,683   $60,435     $62,002       $68,228
 Gross profit                         9,052    12,378        12,871      15,161
 Net income                           3,884     6,614(1)    4,084(1)    4,753(1)
 Pro forma or net income per share data:
    Earnings per share - basic          .40       .67         .32           .37
    Earnings per share - diluted        .40       .67         .32           .37
 Weighted-average number of
   common shares outstanding - basic 12,750    12,750      12,750        12,750
 Weighted-average or pro forma
    weighted-average number of common
     shares outstanding - diluted     9,812     9,812      12,942        12,934

(1) Net income reflects an income tax provision for federal and additional state income taxes subsequent to the Offering, and the recording of an additional deferred tax benefit at the time of the Offering. Prior to the Offering, the entities in the combined group elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations.

                       800-JR CIGAR, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts
                                 (In thousands)

                                                      Additions
                                           --------------------------------
                                           Charged   Charged
                               Beginning to Cost and to Other  Deductions Ending
     Description                Balance    Expense   Accounts     (A)    Balance
--------------------------------------------------------------------------------

Year ended December 31, 1998
Allowance for doubtful accounts   $ 78     $209       $  -      $142        $145
                                ================================================

Year ended December 31, 1997
Allowance for doubtful accounts  $ 118     $ 55       $  -      $ 95        $ 78
                                ================================================

Year ended December 31, 1996
Allowance for doubtful accounts   $ 83    $ 191       $  -      $156        $118
                                ================================================

(A) Represented write-offs of accounts, net of recoveries.

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

     10.11 Agreement dated March 13, 1997 by and between Natco and Nicaraguan -American Tobacco Sociedad Anomima, S.A. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.12 Lease Agreement dated July 19, 1993 by and between J.R. Tobacco of America, Inc., and Interstate Development Co., Inc. as amended by First Amendment to Lease, dated November 2, 1993, by and between J.R. Tobacco of America, Inc. and Interstate Development Company. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     10.13 Lease Agreement, dated March 1, 1996 by and between J.R. Outlet, Inc. and Casa Blanca, Inc. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     21.1 List of Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

     23.1     Consent of Ernst & Young LLP.

     27.0     Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               800-JR Cigar, Inc.

March 29, 1999                  By:__/s/ Lew Rothman___________________________
                                  Lew Rothman, Chairman of the Board, President, Chief Executive Officer


March 29, 1999                  By:__/s/ Michael E. Colleton____________________
                                  Michael E. Colleton, Chief Financial Officer


March 29, 1999                  By:__/s/ LaVonda Rothman________________________
                                  LaVonda Rothman, Secretary and Director


March 29, 1999                  By:__/s/ Jane Vargas____________________________
                                  Jane Vargas, Vice President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 1999                  By:__/s/ Maureen Colleton_______________________
                                  Maureen Colleton, Director


March 29, 1999                  By:__/s/ Stephen Bloom__________________________
                                  Stephen Bloom, Director


March 29, 1999                  By:__/s/ John Oliva_____________________________
                                  John Oliva, Director


March 29, 1999                  By:__/s/ John F. Barry Jr.______________________
                                  John F. Barry Jr., Director

                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-58397) pertaining to the 1997 Long-Term Incentive Plan, the 1997 Non-Employee Directors' Stock Plan and the 1997 Employee Stock Purchase Plan of 800-JR CIGAR, Inc. of our report dated March 10, 1999, with respect to the consolidated financial statements and schedule of 800-JR CIGAR, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                                             ERNST & YOUNG LLP


MetroPark, New Jersey
March 30, 1999