Form 10-Q
period 1999-03-31
800 JR CIGAR INC
filed 1999-05-14
CIK 1035507

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-22675

                               800-JR Cigar, Inc.

                       Delaware                                  52-2022117
            (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)

                      301 Route 10 East, Whippany,  New Jersey 07981, USA
                                         (973)884-9555

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

                       Common Stock, $.01 par value - 12,752,146 shares as of May 13, 1999.

                       800-JR Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q





Part I - Financial Information

Item 1.  Financial Statements                                               Page
   Consolidated Statements of Income for the Three-Month Periods
     ended March 31, 1999 and 1998 (Unaudited).................................3
   Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
     December 31, 1998 ........................................................4
   Consolidated Statements of Cash Flows for the Three-Month Periods ended
     March 31, 1999 and 1998 (Unaudited).......................................5
   Notes to Consolidated Financial Statements..................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10


Part II - Other Information

Item 1.  Legal Proceedings....................................................12

Item 2.  Change in Securities and Use of Proceeds.............................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13
   Signatures.................................................................14

                       800-JR Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                        Three-month period
                                                          ended March 31
                                                      1999              1998
                                                --------------------------------
Net sales                                           $ 72,821          $62,196
Cost of goods sold                                    59,994           49,632
                                                --------------------------------
Gross profit                                          12,827           12,564

Operating expenses:
   Selling                                             1,956            1,350
   General and administrative expenses                 6,216            4,966
   Depreciation and amortization                         489              367
                                                --------------------------------
Income from operations                                 4,166            5,881

Other income (expense):
   Interest expense                                     (255)            (370)
   Interest income                                       244              399
   Rental income                                          40               42
   Other, net                                            (71)              13
                                                --------------------------------
Income before income taxes                             4,124            5,965

Provision for income taxes                             1,678            2,433
                                                ================================
Net income                                          $  2,446         $  3,532
                                                ================================

Per share data
 Earnings per share - basic                         $    .19         $    .28
                                                ================================
 Earnings per share - diluted                       $    .19         $    .27
                                                ================================
 Weighted average shares outstanding - basic          12,600           12,750
                                                ================================
 Weighted average shares outstanding - diluted        12,600           12,873
                                                ================================

See accompanying notes.

                       800-JR Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)

                                                      March          December
                                                     31, 1999        31, 1998
                                                 -------------------------------
Assets                                             (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                         $   10,932     $    12,759
   Short-term investments                                 1,849           5,719
   Accounts receivable, net                               3,038           2,568
   Merchandise inventory                                 48,552          49,056
   Prepaid expenses and other current assets              4,556           4,712
   Loans receivable - affiliates and other
    associated entities                                   1,035             685
   Deferred tax asset                                     1,183           1,183
                                                 -------------------------------
Total current assets                                     71,145          76,682

Property, equipment and improvements, at cost,
    net of accumulated
   depreciation and amortization                         27,654          27,614
Other assets                                                376             376
                                                 ===============================
Total assets                                         $   99,175     $   104,672
                                                 ===============================

Liabilities and stockholders' equity Current liabilities:
   Current portion of distribution notes payable to
     stockholders                                    $    7,933     $     7,933
   Notes payable                                          2,000               -
   Accounts payable                                       9,902          16,238
   Accrued expenses                                       2,084           1,864
                                                 -------------------------------
Total current liabilities                                21,919          26,035

Distribution notes payable to stockholders, less current
   portion                                                2,983           4,967
                                                 -------------------------------
Total liabilities                                        24,902          31,002

Commitments and contingencies

Stockholders' equity:
   Common stock                                             128             128
   Additional paid-in capital                            52,752          52,751
   Retained earnings                                     24,512          22,066
                                                 -------------------------------
                                                         77,392          74,945
   Less treasury stock, at cost                          (3,119)         (1,275)
                                                 -------------------------------
Total stockholders' equity                               74,273          73,670
                                                 -------------------------------
Total liabilities and stockholders' equity           $   99,175     $   104,672
                                                 ===============================

See accompanying notes.

                      800-JR Cigar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                 (In thousands)

                                                      Three-month period
                                                        ended March 31
                                                    1999              1998
                                              ----------------------------------

Cash flows from operating activities
Net income                                       $   2,446        $   3,532
Adjustments to reconcile net income to net cash
   (used in) provided by
   operating activities:
     Depreciation and amortization                     489              367
     Provision for uncollectible accounts               30                -
     Deferred income taxes                               -               11
     Gain on sale of short-term investments            (25)               -
     Changes in operating assets and liabilities:
       Accounts receivable                            (500)          (2,003)
       Merchandise inventory                           504           (3,906)
       Prepaid expenses and other current assets       156              301
       Other assets                                      -             (155)
       Accounts payable and accrued expenses        (6,116)           6,541
                                              ----------------------------------
Net cash (used in) provided by operating activities (3,016)           4,688

Cash flows from investing activities
Purchase of short-term investments                    (931)          (3,779)
Proceeds from sales of short-term investments         4,826                -
Purchase of property and equipment                    (529)          (1,882)
Loans (extended to) repaid by affiliates and other
  associated entities                                 (350)             183
                                              ----------------------------------
Net cash provided by (used in) investing activities  3,016           (5,478)

Cash flows from financing activities
Purchase of treasury stock                          (1,844)               -
Proceeds from issuance of Common Stock                   1                -
Proceeds from short-term borrowings                  2,000                -
Payments on distribution notes                      (1,984)          (1,983)
                                              ----------------------------------
Net cash used in financing activities               (1,827)          (1,983)
                                              ----------------------------------

Net decrease in cash and cash equivalents           (1,827)          (2,773)
Cash and cash equivalents at beginning of period     12,759           16,572
                                              ----------------------------------
Cash and cash equivalents at end of period        $  10,932        $  13,799
                                              ==================================

Supplemental disclosures of cash flow information
Interest paid                                    $     211        $     347
                                              ==================================

Income taxes paid                                $     566        $     297
                                              ==================================

See accompanying notes.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1999


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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended March 31, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation

800-JR Cigar, Inc. ("800-JR Cigar") was incorporated in Delaware in March 1997. In connection with 800-JR Cigar's initial public offering of stock (the "Offering") on June 26, 1997, the former principals of a predecessor group of companies contributed to 800-JR Cigar all of the outstanding stock in the entities that comprise the predecessor group of companies, in exchange for 9,300,000 shares of common stock of 800-JR Cigar.

All significant intercompany balances and transactions have been eliminated.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 March 31, 1999


3.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three-month period
                                                    ended March 31
                                                 1999             1998
                                          ------------------------------------

Numerator:
   Net income                                   $   2,446         $   3,532
                                          ====================================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                       12,600            12,750

   Effect of dilutive securities - stock options        -               123
                                          ------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversion
                                                   12,600            12,873
                                          ====================================

Basic earnings per share                         $    .19          $    .28
                                          ====================================

Diluted earnings per share                       $    .19          $    .27
                                          ====================================

4.  Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of March 31, 1999, proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $6,000 for the relocation and design of specialty stores, (iii) $10,500 for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7,900 through June 30, 1998, (v) payment of signing bonuses in connection with long-term service agreement, (vi) $3,000 for the upgrade of the Company's information systems, (vii) interest payments of $1,400 through June 30, 1998 on the Distribution Notes, (viii) $200 for the expansion of retail selling space, and (ix) $14,900 for working capital and general corporate purposes. The remaining proceeds of $570 are expected to be used for the expansion of retail selling space within the Company's existing retail stores.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Unaudited) (continued)
                    (In thousands, except per share amounts)


5.  Revolving Credit Facility

The Company has a $20 million revolving Credit Facility which expires on May 31, 1999. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). At March 31, 1999, $2 million was outstanding under this facility.

6.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At March 31, 1999, the Company had purchased 322,500 shares at a cost of $3,119.

7.  Segment Reporting

The Company has two segments determined by type of customer and made up of retail and wholesale operations. The Company's retail division sells cigars, tobacco products, cigarettes, fragrances and other merchandise to the general public through direct mail order, cigar stores, and discount outlet stores. The Company's wholesale division sells cigars and cigarettes to wholesale distributors through the wholesale mail order and wholesale cigarette operations located within the Company's discount outlet stores. The Company operates only throughout the United States.

The reportable segments are each managed separately because the Company markets these segments of the business separately. Although revenues of the retail and wholesale divisions are further monitored based upon marketing and distribution channel, overall profitability is measured only at the retail/wholesale level.

The Company evaluates performance based on profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The accounting for the assets of each segment is the same as in consolidation.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                             (Unaudited) (continued)
                    (In thousands, except per share amounts)

                                 March 31, 1999


7.  Segment Reporting (continued)

The Company's operations by business segments for the three months ended March 31, 1999 and 1998 are as follows:

                                                  Three-month period
                                                    ended March 31
                                                1999             1998
                                          ------------------------------------

Net sales
  Retail                                          $36,338           $32,286
  Wholesale                                        36,483            29,910
                                          ====================================
Total consolidated net sales                      $72,821           $62,196
                                          ====================================

Segment net income
  Retail                                        $   1,493         $     786
  Wholesale                                         1,220             2,798
                                          ------------------------------------
Total segment net income                            2,713             3,584

Reconciling item
  Corporate net loss                                 (267)              (52)
                                          ====================================
Total consolidated net income                    $   2,446         $   3,532
                                          ====================================

There has been no material change in total assets by segment from the amount disclosed in the annual report on Form 10-K at December 31, 1998.

8.  Subsequent Event

On April 26, 1999, the Company commenced sales on its internet web site jrcigars.com which allows customers in the United States to order cigars via the internet.

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

General.

The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. With its 29-year history in the cigar industry, the Company has established itself as an important participant in the movement of tobacco products from manufacturers to the customers. Manufacturers value the Company's ability to perform distribution, credit, customer support and marketing functions, which would otherwise be the responsibility of the manufacturer. Customers value the Company's extensive variety of tobacco products and rapid order fulfillment and benefit from advantageous pricing
derived   through  the  Company's   volume  buying  as  a  direct  importer  and
distributor.

Three-month Period Ended March 31, 1999 Compared to Three-Month Period Ended March 31, 1998

Net sales were $72.8 million and $62.2 million for the first quarters of 1999 and 1998, respectively, an increase of $10.6 million or 17.1%. Retail sales increased 12.5 % to $36.3 million for the first quarter of 1999 from $32.3 million for the first quarter of 1998. The increase in retail sales was due primarily to a $4.8 million, or 40.1% increase in discount outlet store operations resulting from the opening of the Burlington, North Carolina discount outlet store which commenced operations during the fourth quarter of 1998. Wholesale sales increased 22.1 % to $36.5 million for the first quarter of 1999 from $29.9 million over the same period in the prior year. The increase in wholesale sales was due to a $7.1 million, or 42.7% increase in cash-and-carry cigarette sales. The retail and wholesale sales increases were partially offset by a reduction in direct mail cigar sales resulting from price reductions due to the current market conditions for cigar sales, although the Company experienced an increase in unit volume of cigars sold.

Gross profit was $12.8 million and $12.6 million for the first quarters of 1999 and 1998, respectively, an increase of $0.3 million or 2.1%. As a percentage of net sales, gross profit decreased to 17.6% for the first quarter of 1999 from 20.2% for the first quarter of 1998, primarily due to an increase in lower margin cigarette sales and unanticipated slackening in the demand for premium cigars.

Selling, general and administrative ("S, G & A") expenses were $8.2 million and $6.3 million for the first quarters of 1999 and 1998, respectively, an increase of $1.9 million or 29.4%. As a percentage of net sales, S, G & A expenses increased to 11.2% for the first quarter of 1999 from 10.1% for the first quarter of 1998 primarily due to increased staffing and other costs associated with the Company's new discount outlet store and warehouse in Burlington, North Carolina and the expansion of retail stores.

Income from operations was $4.2 million and $5.9 million for the first quarters of 1999 and 1998, respectively, a decrease of $1.7 million or 29.2%. As a percentage of net sales, income from operations decreased to 5.7% for the first quarter of 1999 from 9.5% for the first quarter of 1998, primarily due to the increased S, G & A expenses discussed above, increased sales of lower margin cigarettes and increasingly competitive prices on premium cigars.

Interest expense was $0.3 and $0.4 million for the first quarters of 1999 and 1998, respectively, a decrease of $0.1 million. Other income, primarily interest, was $0.2 million and $0.5 million for the first quarters of 1999 and 1998, respectively. The decrease in other income was primarily due to a decrease in interest income which resulted from a reduction in short-term investments.

Income before income taxes was $4.1 million and $6.0 million for the first quarters of 1999 and 1998, respectively, a decrease of $1.9 million or 29.8%.

As a result of the foregoing, the Company had net income of $2.4 million in the first quarter of 1999, compared to net income of $3.5 million for the first quarter of 1998, a decrease of $1.1 million or 30.7%.

Liquidity and Capital Resources

As of March 31, 1999, the Company had working capital of $49.2 million compared to $50.6 million at December 31, 1998. Working capital as of March 31, 1999 is comprised primarily of cash and cash equivalents of $10.9 million, short-term investments of $1.8 million, accounts receivable of $3.0 million, $48.6 million of inventory and $6.8 million of other current assets offset by $12.0 million of accounts payable and accrued expenses, $2.0 million of short-term borrowings and $7.9 million of the current portion of the distribution notes.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 1999 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. The Company intends to renew such line of credit upon its expiration. As of March 31, 1999, $2.0 million was outstanding under this facility. In April 1999, the Company repaid the entire outstanding balance of $2.0 million.

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

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. During the quarter ended March 31, 1999, the Company repurchased 208,000 shares of its outstanding common shares at an average price of $8.87 raising the total shares repurchased to 322,500 at an average cost of $9.67 as of March 31, 1999.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not presently involved in any legal proceedings which, if determined adversely to the Company, would have a material effect on the Company.

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

The information provided below represents a reasonable estimate of the cumulative application, through March 31, 1999, of the net proceeds of $53,270 which were received following the Company's initial public offering on June 26, 1997:

New warehouse and discount outlet store                                  $10,500
Relocation and design of specialty stores                                  6,000
Upgrade of information systems and graphics                                3,000
Reduction of bank debt and mortgages                                       7,300
Payment of Distribution Notes and interest                                 9,300
Payment of employment bonuses`                                             1,500
Working capital and general corporate use                                 14,900
Expansion of retail selling space                                            200


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

As March 31, 1999, the status of proceeds pending final application are as follows:

         Temporary investment of proceeds in short-term investments         $570


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.


Date: May 14, 1999             By:_/s/ Lewis I. Rothman_________________________
                                   --------------------
                                   Lewis I. Rothman, Chairman and President



Date: May 14, 1999             By:_/s/ Michael E. Colleton______________________
                                   -----------------------
                                   Michael E. Colleton, Chief Financial Officer