Form 10-Q
period 1999-06-30
800 JR CIGAR INC
filed 1999-08-12
CIK 1035507

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Common  Stock,  $.01 par value -  12,402,015  shares as of August 11, 1999.

                                        800-JR Cigar, Inc. and Subsidiaries

                                                Index to Form 10-Q





Part I - Financial Information

Item 1.  Financial Statements                                               Page
   Consolidated Statements of Income for the Three-Month Periods
     ended June 30, 1999 and 1998 and the Six-Month Periods ended
     June 30, 1999 and 1998 (Unaudited)........................................3
   Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
     December 31, 1998 ........................................................4
   Consolidated Statements of Cash Flows for the Six-Month Periods ended
     June 30, 1999 and 1998 (Unaudited)........................................5
   Notes to Consolidated Financial Statements (Unaudited)......................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10


Part II - Other Information

Item 1.  Legal Proceedings....................................................14

Item 2.  Change in Securities and Use of Proceeds.............................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14
   Signatures.................................................................15

                                        800-JR Cigar, Inc. and Subsidiaries

                                         Consolidated Statements of Income
                                                    (Unaudited)

                              (In thousands, except share and per share amounts)


                                             Three-month period                Six-month period
                                               ended June 30                    ended June 30
                                      ------------------------------------------------------------------
                                            1999            1998             1999            1998
                                      ------------------------------------------------------------------



Net sales                                  $78,798         $70,042          $151,619        $132,238
Cost of goods sold                          65,519          56,360           125,513         105,992
                                      ------------------------------------------------------------------
Gross profit                                13,279          13,682            26,106          26,246

Operating expenses:
   Selling                                   1,944           1,460             3,900           2,810
   General and administrative expenses       6,396           5,363            12,612          10,329
   Depreciation and amortization               536             418             1,025             785
                                      ------------------------------------------------------------------
Income from operations                       4,403           6,441             8,569          12,322

Other income (expense):
   Interest expense                           (207)           (337)             (462)           (707)
   Interest income                             148             512               392             911
   Rental income                                40              41                80              83
   Other, net                                  (68)             14              (139)             27
                                      ------------------------------------------------------------------
Income before income taxes                   4,316           6,671             8,440          12,636

Provision for income taxes                   1,707           2,731             3,385           5,164
                                      ==================================================================
Net income                                $  2,609        $  3,940         $   5,055      $    7,472
                                      ==================================================================

Per share data
Earnings per share - basic                $    .21        $    .31         $     .40       $     .59
                                      ==================================================================
Earnings per share - diluted              $    .21        $    .31         $     .40       $     .58
                                      ==================================================================
Weighted average shares outstanding
     -basic                                  12,402          12,750            12,501          12,750
                                      ==================================================================
Weighted average shares outstanding
     -diluted                                12,402          12,833            12,501          12,854
                                      ==================================================================

See accompanying notes.

                                        800-JR Cigar, Inc. and Subsidiaries

                                            Consolidated Balance Sheets

                                                  (In thousands)

                                                        June          December
                                                      30, 1999        31, 1998
                                               ---------------------------------
Assets                                              (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                          $   12,063     $    12,759
   Short-term investments                                  3,919           5,719
   Accounts receivable, net                                3,468           2,568
   Merchandise inventory                                  44,178          49,056
   Prepaid expenses and other current assets               3,996           4,712
   Loans receivable - affiliates and other associated
     entities                                                940             685
   Deferred tax asset                                        972           1,183
                                               ---------------------------------
Total current assets                                      69,536          76,682

Property, equipment and improvements, at cost,
     net of accumulated depreciation and amortization     29,210          27,614
Other assets                                                 380             376
                                               =================================
Total assets                                          $   99,126     $   104,672
                                               =================================

Liabilities and stockholders' equity Current liabilities:
   Current portion of distribution notes payable to
     stockholders                                     $    7,933     $     7,933
   Accounts payable                                       12,063          16,238
   Accrued expenses                                        2,424           1,864
                                              ----------------------------------
Total current liabilities                                 22,420          26,035

Distribution notes payable to stockholders, less current
   portion                                                 1,000           4,967
                                               ---------------------------------
Total liabilities                                         23,420          31,002

Commitments and contingencies

Stockholders' equity:
   Common stock                                              128             128
   Additional paid-in capital                             52,768          52,751
   Retained earnings                                      27,121          22,066
                                               ---------------------------------
                                                          80,017          74,945
   Less treasury stock, at cost                          (4,311)         (1,275)
                                               ---------------------------------
Total stockholders' equity                                75,706          73,670
                                               ---------------------------------
Total liabilities and stockholders' equity            $   99,126     $   104,672
                                               =================================

See accompanying notes.

                              August 11, 1999800-JR Cigar, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                  (In thousands)

                                                            Six-month period
                                                              ended June 30
                                                         1999              1998
                                            ------------------------------------

Cash flows from operating activities
Net income                                            $   5,055         $  7,472
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                        1,025              785
     Provision for uncollectible accounts                    60
     Deferred income taxes                                  211               21
     Changes in operating assets and liabilities:
       Accounts receivable                                (960)            (644)
       Merchandise inventory                             4,878           (2,961)
       Prepaid expenses and other current assets            716              427
       Other assets                                         (4)            (149)
       Accounts payable and accrued expenses             (3,615)           2,710
                                            ------------------------------------
Net cash provided by operating activities                 7,366            7,661

Cash flows from investing activities
Purchase of short-term investments                                       (3,325)
Proceeds from sales of short-term investments             1,800
Purchase of property and equipment                      (2,621)          (3,492)
Loans (extended to) repaid by affiliates and other
  associated entities                                      (255)             166
                                            ------------------------------------
Net cash used in investing activities                   (1,076)          (6,651)

Cash flows from financing activities
Purchase of treasury stock                              (3,036)
Proceeds from issuance of Common Stock                       17
Payments on distribution notes                          (3,967)          (3,967)
                                            ------------------------------------
Net cash used in financing activities                   (6,986)          (3,967)
                                            ------------------------------------

Net decrease in cash and cash equivalents                 (696)          (2,957)
Cash and cash equivalents at beginning of period         12,759           16,572
                                            ------------------------------------
Cash and cash equivalents at end of period              $12,063          $13,615
                                            ====================================

Supplemental disclosures of cash flow information
Interest paid                                          $    400        $     659
                                            ====================================

Income taxes paid                                      $  1,886         $  5,067
                                            ====================================

See accompanying notes.

                              August 11, 1999800-JR Cigar, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                   June 30, 1999


1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements for the year ended December 31, 1998.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended June 30, 1999 and 1998 and the six-month periods ended June 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

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

                              August 11, 1999800-JR Cigar, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                              (Unaudited) (continued)
                                     (In thousands, except per share amounts)


3.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three-month period       Six-month period
                                         ended June 30           ended June 30
                                      1999          1998      1999          1998
                                 -----------------------------------------------

Numerator:
 Net income                          $ 2,609      $ 3,940   $ 5,055      $ 7,472
                                 ===============================================

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares     12,402       12,750    12,501       12,750

 Effect of dilutive securities - stock
  options                                  -           83         -          104
                                  ----------------------------------------------

Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversion        12,402       12,833    12,501       12,854
                                  ==============================================

Basic earnings per share             $   .21      $   .31   $   .40      $   .59
                                  ==============================================

Diluted earnings per share           $   .21      $   .31   $   .40      $   .58
                                  ==============================================

4.  Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. As of June 30, 1999, the proceeds of the Offering had been used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $6,000 for the relocation and design of specialty stores, (iii) $10,500 for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7,900 through June 30, 1998, (v) payment of signing bonuses in connection with long-term service agreement, (vi) $3,000 for the upgrade of the Company's information systems, (vii) interest payments of $1,400 through June 30, 1998 on the Distribution Notes, (viii) $770 for the expansion of retail selling space, and (ix) $14,900 for working capital and general corporate purposes.

                              August 11, 1999800-JR Cigar, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                              (Unaudited) (continued)
                                     (In thousands, except per share amounts)


5.  Revolving Credit Facility

The Company has a $20 million revolving Credit Facility which expires on May 31, 2000. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). There were no amounts outstanding under this facility at June 30, 1999.

6.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At June 30, 1999 and December 31, 1998, the Company had purchased 450,400 shares and 114,500 shares, respectively, at a cost of $4,311 and $1,275, respectively.

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

                                        800-JR Cigar, Inc. and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                              (Unaudited) (continued)
                                     (In thousands, except per share amounts)


7.  Segment Reporting (continued)

The Company's operations by business segment for the three months ended June 30, 1999 and 1998 and the six-month periods ended June 30, 1999 and 1998 are as follows:


                                 Three-month period        Six-month period
                                   ended June 30            ended June 30
                                 1999          1998       1999          1998
                            ----------------------------------------------------

Net sales
  Retail                        $40,131       $37,100   $  76,469      $  69,586
  Wholesale                      38,667        32,942      75,150         62,652
                            ----------------------------------------------------
Total consolidated net sales    $78,798       $70,042    $151,619       $132,238
                            ====================================================

Segment net income
  Retail                       $    463      $    728    $  1,452      $   1,514
  Wholesale                       2,513         3,242       4,237          6,040
                            ----------------------------------------------------
Total segment net income          2,976         3,970       5,689          7,554

Reconciling item
  Corporate net loss              (367)          (30)       (634)           (82)
                            ----------------------------------------------------
Total consolidated net income  $  2,609      $  3,940    $  5,055      $   7,472
                            ====================================================

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

Three-month Period Ended June 30, 1999 Compared to Three-Month Period Ended June 30, 1998

Net sales were $78.8 million and $70.0 million for the second quarters of 1999 and 1998, respectively, an increase of $8.8 million or 12.5%. Retail sales increased 8.2 % to $40.1 million for the second quarter of 1999 from $37.1 million for the second quarter of 1998. The increase in retail sales was due primarily to a $5.1 million, or 44.7% increase in discount outlet store sales resulting from the opening of the Burlington discount outlet store, which commenced operations during the fourth quarter of 1998. Wholesale sales increased 17.4% to $38.7 million for the second quarter of 1999 from $32.9 million over the same period in the prior year. The increase in wholesale sales was due to a $5.9 million or 31.7% increase in cash-and-carry cigarette sales. Although the Company experienced an increase in unit volume for cigar sales, both retail and wholesale sales increases were partially offset by a reduction in cigar sales resulting from price reductions due to the current market condition.

Gross profit was $13.3 million and $13.7 million for the second quarters of 1999 and 1998, respectively, a decrease of $0.4 million or 2.9%. As a percentage of net sales, gross profit decreased to 16.9% for the second quarter of 1999 from 19.5% for the second quarter of 1998, primarily due to an increase in lower margin cigarette sales and a general price reduction for premium cigars.

Selling, general and administrative ("S, G & A") expenses were $8.3 million and $6.8 million for the second quarters of 1999 and 1998, respectively, an increase of $1.5 million or 22.2%. As a percentage of net sales, S, G & A expenses increased to 10.6% for the second quarter of 1999 from 9.7% for the second quarter of 1998 primarily due to increased staffing and other costs associated with the Company's new discount outlet store and warehouse operations in Burlington, North Carolina and the expansion of retail stores along with the development of an Internet Site.

Income from operations was $4.4 million and $6.4 million for the second quarters of 1999 and 1998, respectively, a decrease of $2.0 million or 31.6%. As a percentage of net sales, income from operations decreased to 5.6% for the second quarter of 1999 from 9.2% for the second quarter of 1998, primarily due to a decrease in gross margins and higher S, G & A costs.

Interest expense was $0.2 and $0.3 million for the second quarters of 1999 and 1998, respectively, a decrease of $0.1 million. Other income, primarily interest, was $0.1 million and $0.6 million for the second quarters of 1999 and 1998, respectively. The decrease was primarily due to a reduction in short-term investments.

Income before income taxes was $4.3 million and $6.7 million for the second quarters of 1999 and 1998, respectively, a decrease of $2.4 million or 35.3%.

As a result of the foregoing, the Company had net income of $2.6 million in the second quarter of 1999, compared to net income of $3.9 million for the first quarter of 1998, a decrease of $1.3 million or 33.8%.

Six-month Period Ended June 30, 1999 Compared to Six-Month Period Ended June 30, 1998

Net sales were $151.6 million and $132.2 million for the first six-months of 1999 and 1998, respectively, an increase of $19.4 million or 14.7%. Retail sales increased 9.9 % to $76.5 million for the first six-months of 1999 from $69.6 million for the first six-months of 1998. The increase in retail sales was due primarily to a $9.8 million, or 42.8% increase in discount outlet store sales resulting from the Burlington Discount Outlet Store, which commenced operations in the fourth quarter of 1998. Wholesale sales increased 20.0% to $75.2 million for the first six-months of 1999 from $62.7 million over the same period in the prior year. The increase in wholesale sales was due to a $13.0 million or 36.8% increase in cash-and-carry cigarette sales. Although the Company experienced an increase in unit volume for cigar sales, both retail and wholesale sales increases were partially offset by a reduction in cigar sales resulting from price reductions due to the current market condition.

Gross profit was $26.1 million and $26.2 million for the first six-months of 1999 and 1998, respectively, a decrease of $0.1 million or 1.0%. The decrease in gross profit was primarily due to an increase in the sale of lower margin cigarettes and a general price reduction for premium cigars. As a percentage of net sales, gross profit decreased to 17.2% for the first six-months of 1999 from 19.8% for the first six-months of 1998.

Selling, general and administrative ("S, G & A") expenses were $16.5 million and $13.1 million for the first six-months of 1999 and 1998, respectively, an increase of $3.4 million or 25.7%. The increase in S,G&A expenses was related to increased staffing and other costs associated with the new discount outlet store and warehouse in Burlington, North Carolina, which commenced operations in the fourth quarter of 1998 and the expansion of existing retail stores. As a percentage of net sales, S,G&A expenses increased to 10.9% for the first six-months of 1999 from 9.9% for the first six-months of 1998.

Income from operations was $8.6 million and $12.3 million for the first six-months of 1999 and 1998, respectively, a decrease of $3.7 million or 30.5%. As a percentage of net sales, income from operations decreased to 5.7% for the first six-months of 1999 from 9.3% for the first six-months of 1998, primarily due to a reduction in gross margins and higher S,G&A costs.

Interest expense was $0.5 million and $0.7 for the first six-months of 1999 and 1998, respectively. Other income, primarily interest, was $0.3 million and $1.0 million for the first six-months of 1999 and 1998, respectively. The decrease was primarily due to a reduction in short-term investments.

Income before income taxes was $8.4 million and $12.6 million for the first six-months of 1999 and 1998, respectively, a decrease of $4.2 million or 33.2%

As a result of the foregoing, the Company had net income of $5.1 million in the first six-months of 1999, compared to net income of $7.5 million for the first six-months of 1998, a decrease of $2.4 million or 32.3%.

Liquidity and Capital Resources

As of June 30, 1999, the Company had working capital of $47.1 million compared to $50.6 million at December 31, 1998. Working capital as of June 30, 1999 is comprised primarily of cash and cash equivalents of $12.1 million, short-term investments of $3.9 million, accounts receivable of $3.5 million and $44.2 million of inventory offset by $14.5 million of accounts payable and accrued expenses and $7.9 million of the current portion of the distribution notes.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 2000 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option.

On June 6, 1997, the Company issued notes in the aggregate amount of $23.8 million to shareholders of the predecessor companies, representing the estimated cumulative undistributed earnings of the predecessor companies which operated under Subchapter "S" of the Internal Revenue Service code. The notes have a fixed interest rate of 7.0% and require quarterly payments in aggregate of $2.0 million plus interest through June 1, 2000. The first payment of principal and interest was made effective September 1, 1997. In addition, on June 6, 1997, the Predecessor Companies also issued additional Distribution Notes to shareholders of the Predecessor Companies for a nominal amount. On December 31, 1997, the initial principal amount was increased to $1.0 million, the maximum allowable. The additional Distribution Notes mature on June 1, 2000 and bear interest at the rate of 7.0% per annum. The holders of the notes have agreed to subordinate payment of principal and interest to senior lenders if required by credit agreements. The existing credit agreement does not require subordination in the event of default under the terms and conditions of the agreement.

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. In the quarter ended June 30, 1999, the Company repurchased 127,900 shares of its outstanding common shares at an average price of $9.32 raising the total shares repurchased to 450,400 at an average cost of $9.57 as of June 30, 1999.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flows from operations, and cash and short-term investments, supplemented as necessary by borrowings under its existing line of credit.

Year 2000

During 1995, the Company purchased versions of its principal information technology software packages, which have been certified as Year 2000 compliant by the respective software vendors. The Company has developed a plan to modify non-critical data processing systems and other data sensitive equipment to prepare for Year 2000. The Company has completed approximately 80% of the required modifications of non-critical data processing systems and will complete the balance by September 30, 1999. The Company does not expect the total costs associated with these products will be significant.

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

The information provided below represents a reasonable estimate of the cumulative application, through June 30, 1999, of the net proceeds of $53,270 which were received following the Company's initial public offering on June 26, 1997:

New warehouse and discount outlet store                                  $10,500
Relocation and design of specialty stores                                  6,000
Upgrade of information systems and graphics                                3,000
Reduction of bank debt and mortgages                                       7,300
Payment of Distribution Notes and interest                                 9,300
Payment of employment bonuses`                                             1,500
Working capital and general corporate use                                 14,900
Expansion of retail selling space                                            770


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

The Company did not file any reports on Form 8-K during the three-months ended June 30, 1999.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                800-JR Cigar, Inc.

Date: August 12, 1999      By:__/s/ Lewis I. Rothman_________________________
                              Lewis I. Rothman, Chairman and President



Date: August 12, 1999      By:__/s/ Michael E. Colleton_______________________
                               Michael E. Colleton, Chief Financial Officer