Form 10-Q
period 1999-09-30
800 JR CIGAR INC
filed 1999-11-12
CIK 1035507

FORM 10-Q

                                    SECURITIES AND EXCHANGE COMMISSION

                                          WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Common Stock, $.01 par value - 12,752,146 shares as of November 10, 1999.

                                  800-J.R. Cigar, Inc. and Subsidiaries

                                            Index to Form 10-Q

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

Consolidated Statements of Income for the Three-Month Periods
     ended September 30, 1998 and 1999 (Unaudited) and the Nine-Month Periods
     ended September 30, 1998 and 1999 (Unaudited).............................3

Consolidated Balance Sheets as of December 31, 1998 (Audited) and
     September 30, 1999 (Unaudited)............................................4

Consolidated Statements of Cash Flows for the Nine-Month Periods ended
     September 30, 1998 and 1999 (Unaudited)...................................5

Notes to Consolidated Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14
Signatures....................................................................15

                                  800-J.R. Cigar, Inc. and Subsidiaries

                                    Consolidated Statements of Income
                                               (Unaudited)

                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               THREE-MONTH PERIOD              Nine-month period
                               ENDED SEPTEMBER 30             ended September 30
                           ---------------------------- ------------------------
                              1999          1998            1999            1998
                           -----------------------------------------------------
Net sales                   $79,871       $73,177        $231,491       $205,414
Cost of goods sold           65,978        58,274         191,492        164,266
                          ---------------------------- -------------------------
Gross profit                 13,893        14,903          39,999         41,148

Operating expenses:
  Selling                     1,651         1,522           5,551          4,332
  General and administrative
   expenses                   6,603         5,896          19,215         16,225
  Depreciation and amortization 557           350           1,582          1,135
                            ----------------------------------------------------
Income from operations        5,082         7,135          13,651         19,456

Other income (expense):
  Interest expense            (176)         (311)           (638)        (1,019)
  Interest income               275           443             667          1,355
  Rental income                  41            42             121            125
  Other, net                   (99)            13           (238)             40
                            ---------------------------- -----------------------
Income before income taxes    5,123          7,322         13,563         19,957

Provision for income taxes    2,054          2,987          5,439          8,152
                            ----------------------------------------------------
Net income                 $  3,069       $  4,335      $   8,124       $ 11,805
                            ====================================================

Per share data:
  Earnings per share - basic   $ .25         $ .34         $  .65       $   .93
                            ============================ =======================
  Earnings per share - diluted $ .25         $ .34         $  .65       $   .92
                            ============================ =======================
  Weighted average shares
   outstanding - basic        12,291        12,733         12,430         12,744
                            ============================ =======================
  Weighted average shares
   outstanding - diluted      12,291        12,733         12,430         12,813
                            ============================ =======================

SEE ACCOMPANYING NOTES.

                                                                               3

                                  800-J.R. Cigar, Inc. and Subsidiaries

                                       Consolidated Balance Sheets

                                              (IN THOUSANDS)

                                                      SEPTEMBER        December
                                                      30, 1999        31, 1998
                                                   -----------------------------
Assets                                               (Unaudited)      (Audited)
Current assets:

  Cash and cash equivalents                         $   12,942     $    12,759
  Investments in marketable securities                   4,544           5,719
  Accounts receivable, net                               1,999           2,568
  Merchandise inventory                                 42,092          49,056
  Prepaid expenses and other current assets              5,117           4,712
  Loans receivable - affiliates and other
   associated entities                                     862             685
  Deferred tax asset                                       837           1,183
                                                   -----------------------------
Total current assets                                     68,393           76,682

Property, equipment and improvements, at cost,
  net of accumulated depreciation and amortization       31,398           27,614
Other assets                                                412              376
                                                    ----------------------------
                                                       $100,203         $104,672

                                                    ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of distribution notes payable
   to stockholders                                    $   6,950          $ 7,933
  Accounts payable                                       12,543           16,238
  Accrued expenses                                        2,480            1,864
                                                    ----------------------------
  Total current liabilities                              21,973           26,035

  Distribution notes payable to stockholders,
   less current portion                                     -              4,967
                                                    ----------------------------
Total liabilities                                        21,973           31,002

Commitments and contingencies

Stockholders' equity:
  Common stock                                              128              128
  Additional paid-in capital                             52,779           52,751
  Retained earnings                                      30,190           22,066
                                                    ----------------------------
                                                         83,097           74,945
  Less treasury stock, at cost                          (4,867)          (1,275)
                                                    ----------------------------
Total stockholders' equity                               78,230           73,670
                                                    ----------------------------
                                                       $100,203        $ 104,672
                                                    ============================

SEE ACCOMPANYING NOTES.

                                                                               4

                                  800-J.R. Cigar, Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                              (IN THOUSANDS)

                                                              NINE-MONTH PERIOD
                                                             ENDED SEPTEMBER 30
                                                             1999           1998
                                                   -----------------------------
Cash flows from operating activities

Net income                                                $  8,124       $11,805
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                            1,582         1,135
    Provision for uncollectible accounts                        90            72
    Deferred income taxes                                      346            31
    Changes in operating assets and liabilities:
      Accounts receivable                                      479       (1,212)
      Merchandise inventory                                  6,964       (6,590)
      Prepaid expenses and other current assets              (405)         (463)
      Other assets                                            (36)         (133)
      Accounts payable and accrued expenses                (3,079)         5,349
                                                   -----------------------------
Net cash provided by operating activities                   14,065         9,994

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of marketable securities                 1,175         2,499
Purchase of property and equipment                         (5,366)       (5,982)
Loans (extended to) repaid by affiliates and other
  associated entities                                        (177)           189
                                                   -----------------------------
Net cash used in investing activities                      (4,368)       (3,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                 (3,592)         (900)
Proceeds from issuance of common stock                         28
Payments on distribution notes                             (5,950)       (5,950)
                                                   -----------------------------
Net cash used in financing activities                      (9,514)       (6,850)
                                                   -----------------------------

Net increase (decrease) in cash and cash equivalents          183          (150)
Cash and cash equivalents at beginning of period           12,759         16,572
                                                   -----------------------------
Cash and cash equivalents at end of period                $12,942        $16,422
                                                   =============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                            $    527       $    937
                                                   =============================
Income taxes paid                                        $  3,499       $  7,552
                                                   =============================

SEE ACCOMPANYING NOTES.

                                                                               5

                                   800-JR Cigar, Inc. and Subsidiaries

                                Notes to Consolidated Financial Statements
                                               (Unaudited)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            September 30, 1999

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended September 30, 1999 and 1998 and the nine-month periods ended September 30, 1999 and 1998, are not necessarily indicative of the operating results to be expected for a full year.

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

                                            September 30, 1999

3.  COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                  THREE-MONTH PERIOD           Nine-month period
                                 ENDED SEPTEMBER 30           ended September 30
                                1999          1998           1999          1998
                            -------------------------- -------------------------
Numerator:

 Net income                   $  3,069      $  4,335       $  8,124      $11,805
                             ========================== ========================
Denominator:
 Denominator for basic earnings
  per share - weighted-average
   shares                       12,291        12,733         12,430       12,744

 Effect of dilutive securities
  - stock options                  -             -              -             69
                             -------------------------- ------------------------

 Denominator for diluted earnings
  per share - adjusted
   weighted-average shares
    and assumed conversion      12,291        12,733         12,430       12,813
                             ========================== ========================

 Basic earnings per share     $    .25    $      .34     $      .65    $     .93
                             ========================== ========================

 Diluted earnings per share   $    .25    $      .34     $      .65    $     .92
                             ========================== ========================

Common stock equivalents are excluded from the calculation of diluted earnings per share for the three month periods ended September 30, 1999 and 1998 and for the nine month period ended September 30, 1999 as their effect would be anti-dilutive.

4.  Revolving Credit Facility

The Company has a $20 million revolving Credit Facility which expires on May 31, 2000. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). There were no amounts outstanding under this facility at September 30, 1999.

                                   800-JR CIGAR, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED) (CONTINUED)
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            SEPTEMBER 30, 1999

5.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At September 30, 1999 and December 31, 1998, the Company had purchased 503,400 shares and 114,500 shares, respectively, at a cost of $4,867 and $1,275, respectively.

6.  Segment Reporting

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

                                   800-JR CIGAR, INC. AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED) (CONTINUED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            SEPTEMBER 30, 1999

6.  SEGMENT REPORTING (CONTINUED)

The Company's operations by business segment for the three months ended September 30, 1999 and 1998 and the nine-month periods ended September 30, 1999 and 1998 are as follows:

                                THREE-MONTH PERIOD           Nine-month period
                                ENDED SEPTEMBER 30           ended September 30
                                 1999          1998           1999          1998
                            -------------------------- -------------------------
NET SALES

  Retail                       $40,145       $41,652       $116,615     $111,237
  Wholesale                     39,726        31,525        114,876       94,177
                            -------------------------- -------------------------
Total consolidated net sales   $79,871       $73,177       $231,491     $205,414
                            ========================== =========================

SEGMENT NET INCOME
  Retail                     $     961     $     297     $   2,413    $    1,809
  Wholesale                      2,253         4,116         6,490        10,156
                            -------------------------- -------------------------
  Total segment net income       3,214         4,413         8,903        11,965

RECONCILING ITEM
  Corporate net loss             (145)          (78)          (779)        (160)
                            -------------------------- -------------------------
  Total consolidated net income $ 3,069      $ 4,335      $   8,124     $ 11,805
                            ========================== =========================

There has been no material change in total assets by segment from the amount disclosed in the annual report on Form 10-K at December 31, 1998.

PART I.
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

This report contains certain "forward-looking statements."Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors and its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies; (iv )the Company's ability to identify and address Year 2000 issues; and (v) the declaration and payment of dividends. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

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

Three-month Period Ended September 30, 1999 Compared to Three-Month Period Ended September 30, 1998

Net sales were $79.9 million and $73.2 million for the third quarters of 1999 and 1998, respectively, an increase of $6.7 million or 9.2%. Retail sales decreased 3.6 % to $40.1 million for the third quarter of 1999 from $41.7 million for the third quarter of 1998. The decrease in retail sales was due primarily to a $3.1 million, or 17.5% decrease in direct mail order cigars, offset by sales generated by the new Burlington outlet store. Wholesale sales increased 26.1% to $39.7 million for the third quarter of 1999 from $31.5 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $9.0 million or 55.2% increase in cash-and-carry cigarette sales.

Gross profit was $13.9 million and $14.9 million for the third quarters of 1999 and 1998, respectively, a decrease of $1.0 million or 6.8%. As a percentage of net sales, gross profit decreased to 17.4% for the third quarter of 1999 from 20.4% for the third quarter of 1998, primarily due to an increase in lower margin cigarette sales and a general price reduction for premium cigars.

Selling, general and administrative ("S, G & A") expenses were $8.3 million and $7.4 million for the third quarters of 1999 and 1998, respectively, an increase of $0.8 million or 11.3%. As a percentage of net sales, S, G & A expenses increased to 10.4% for the third quarter of 1999 from 10.2% for the third quarter of 1998 primarily due to increased staffing and other costs associated with the Company's new discount outlet store and warehouse operations in Burlington, North Carolina, opened in October 1998, and the expansion of two discount outlet stores in North Carolina.

Income from operations was $5.1 million and $7.1 million for the third quarters of 1999 and 1998, respectively, a decrease of $2.0 million or 28.8%. As a percentage of net sales, income from operations decreased to 6.4% for the third quarter of 1999 from 9.8% for the third quarter of 1998, primarily due to a decrease in gross margins and higher S, G & A costs.

Interest expense was $0.2 and $0.3 million for the third quarters of 1999 and 1998, respectively, a decrease of $0.1 million. The decrease in interest expense was due to a reduction in the distribution notes payable to stockholders. Other income, primarily interest, was $0.2 million and $0.4 million for the third quarters of 1999 and 1998, respectively. The decrease was primarily due to a reduction in short-term investments.

Income before income taxes was $5.1 million and $7.3 million for the third quarters of 1999 and 1998, respectively, a decrease of $2.2 million or 30.0%.

As a result of the foregoing, the Company had net income of $3.1 million in the third quarter of 1999, compared to net income of $4.3 million for the third quarter of 1998, a decrease of $1.2 million or 29.2%.

Nine-month Period Ended September 30, 1999 Compared to Nine-Month Period Ended September 30, 1998

Net sales were $231.5 million and $205.4 million for the first nine-months of 1999 and 1998, respectively, an increase of $26.1 million or 12.7%. Retail sales increased 4.8% to $116.6 million for the first nine-months of 1999 from $111.2 million for the first nine-months of 1998. The increase in retail sales was due primarily to a $10.8 million, or 28.4% increase in discount outlet store sales resulting from the Burlington Discount Outlet Store, which commenced operations in the fourth quarter of 1998. This increase was partially offset by a 9.8% decrease in mail order sales. Wholesale sales increased 22.0% to $114.9 million for the first nine-months of 1999 from $94.2 million over the same period in the prior year. The increase in wholesale sales was due primarily to a $22.0 million or 42.6% increase in cash-and-carry cigarette sales.

Gross profit was $40.0 million and $41.1 million for the first nine-months of 1999 and 1998, respectively, a decrease of $1.1 million or 2.8%. The decrease in gross profit was primarily due to an increase in the sale of lower margin cigarettes and a general price reduction for premium cigars. As a percentage of net sales, gross profit decreased to 17.3% for the first nine-months of 1999 from 20.0% for the first nine-months of 1998.

Selling, general and administrative ("S, G & A") expenses were $24.8 million and $20.6 million for the first nine-months of 1999 and 1998, respectively, an increase of $4.2 million or 20.3%. The increase in S,G&A expenses was related to increased staffing and other costs associated with the new discount outlet store and warehouse in Burlington, North Carolina, which commenced operations in the fourth quarter of 1998 and the expansion of two discount outlet stores in North Carolina. As a percentage of net sales, S,G&A expenses increased to 10.6% for the first nine-months of 1999 from 10.0% for the first six-months of 1998.

Income from operations was $13.7 million and $19.5 million for the first nine-months of 1999 and 1998, respectively, a decrease of $5.8 million or 29.8%. As a percentage of net sales, income from operations decreased to 5.9% for the first nine-months of 1999 from 9.5% for the first nine-months of 1998, primarily due to a reduction in gross margins and higher S,G&A costs.

Interest expense was $0.6 million and $1.0 million for the first nine-months of 1999 and 1998, respectively. The decrease in interest expense was due to a reduction in the distribution notes payable to stockholders. Other income, primarily interest, was $0.6 million and $1.5 million for the first nine-months of 1999 and 1998, respectively. The decrease in interest income was primarily due to a reduction in short-term investments.

Income before income taxes was $13.6 million and $20.0 million for the first nine-months of 1999 and 1998, respectively, a decrease of $6.4 million or 32.0%

As a result of the foregoing, the Company had net income of $8.1 million in the first nine-months of 1999, compared to net income of $11.8 million for the first nine-months of 1998, a decrease of $3.7 million or 31.2%.

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $46.4 million compared to $50.6 million at December 31, 1998. Working capital as of September 30, 1999 is comprised primarily of cash and cash equivalents of $12.9 million, short-term investments of $4.5 million, accounts receivable of $2.0 million, $42.1 million of inventory and $5.1 million of prepaid and other current assets offset by $15.0 million of accounts payable and accrued expenses and $7.0 million of the current portion of the distribution notes.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 2000 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. There were no amounts outstanding under the Company's line of credit as of September 30, 1999.

On June 6, 1997, the Company issued notes in the aggregate amount of $23.8 million to shareholders of the predecessor companies, representing the estimated cumulative undistributed earnings of the predecessor companies which operated under Subchapter "S"of the Internal Revenue Service code. The notes have a fixed interest rate of 7.0% and require quarterly payments in aggregate of $2.0 million plus interest through June 1, 2000.

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

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. In the quarter ended September 30, 1999, the Company repurchased 53,000 shares of its outstanding common shares at an average price of $10.50 raising the total shares repurchased to 503,400 at an average cost of $9.67 as of September 30, 1999.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flows from operations, and cash and short-term investments, supplemented as necessary by borrowings under its existing line of credit.

Year 2000

During 1995, the Company purchased versions of its principal information technology software packages, which have been certified as Year 2000 compliant by the respective software vendors. The Company has completed all of the required modifications of non-critical data processing systems.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not trade in derivative financial instruments. The Company's revolving line of credit bears interest at a variable rate (prime minus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not presently involved in any legal proceedings which, if determined adversely to the Company, would have a material effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            800-JR CIGAR, INC.

DATE: NOVEMBER 9, 1999                      BY:_/S/ LEWIS I. ROTHMAN____________
                                              - --------------------
                                        Lewis I. Rothman, Chairman and President

DATE: NOVEMBER 9, 1999                      BY:_/S/ MICHAEL E. COLLETON_________
                                                -----------------------
                                    Michael E. Colleton, Chief Financial Officer