Form 10-K
period 1999-12-31
800 JR CIGAR INC
filed 2000-03-29
CIK 1035507

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         The aggregate market value of Registrants' Common Stock held by non-affiliates as of March 20, 2000 was $24,308,953 based on 2,627,995 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $9.25 as reported by the Nasdaq National Market.

         The number of shares of Common Stock of the registrant outstanding at March 20, 2000 was 11,927,995.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Notice and Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000.

                      Incorporation  as to: Part III; Item 10, 11, 12 and 13.

                                      Index

Part I

Item 1.           Business.................................................... 3
Item 2.           Properties..................................................14
Item 3.           Legal Proceedings...........................................14
Item 4.           Submission of Matters to a Vote of Security Holders.........15

Part II

Item 5.           Market for the Registrant's Common Equity and Related Security
                  Holder Matters..............................................15
Item 6.           Selected Financial Data.....................................16
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................17
Item 7A.          Quantitative and Qualitative Disclosure about Market Risk...23
Item 8.           Financial Statements and Supplementary Data.................24
Item 9.           Changed in and Disagreements with Accountants on Accounting and Financial Disclosure....................................24

Part III

Item 10.          Directors and Executive Officers of the Registrant..........24
Item 11.          Executive Compensation......................................24
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management................................................24
Item 13.          Certain Relationships and Related Transactions..............25

Part IV

Item 14.          Exhibits, Financial Statements, Schedules and Reports on
                    Form 8-K..................................................25

Item 1.  BUSINESS

General

800-JR Cigar is one of the largest distributors and retailers of brand name premium cigars in the United States. The Company's primary products consist of premium cigars, mass market cigars and cigarettes, which are distributed to retail and wholesale customers. The Company's highest gross margins are generated from the sale of premium cigars (imported, hand-made and hand-rolled cigars made with long filler and all natural tobacco leaf) and, as such, it has targeted premium cigars as its primary growth vehicle. The Company's premium cigars consist of approximately 150 brands of which 52 are the Company's proprietary or licensed brands. Among the Company's proprietary and licensed products are nationally recognized brand names such as Belinda(R), Bolivar(R), Casa Blanca(R), El Rey del Mundo(R), Jose Marti(TM), J.R Alternative(R), J.R, Ultimate(R), La Finca(R), Romeo y Julieta(TM), and Santa Clara(R). The Company is the largest customer for each of the world's leading cigar manufacturers, including Consolidated Cigar Holdings, Inc. ("Consolidated Cigar"), General Cigar Holdings, Inc. ("General Cigar"), Swisher International, Inc. ("Swisher") and Villazon & Company, Inc. ("Villazon").

800-JR Cigar, Inc. is a holding company owning 100% of the outstanding capital stock of each of J.R. Tobacco of America, Inc., Santa Clara, N.A., Inc., J.N.R. Grocery Corp., J.R. Tobacco NC, Inc., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., J.R.-46th Street, Inc., J.R. Tobacco Outlet, Inc., J.R. Statesville, Inc., J R Cigar (DC), Inc., J.R. Tobacco of Burlington, Inc., Casa Blanca, Inc. and JR Cigar.Com, Inc.

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

Direct Mail. The Company markets a wide variety of premium cigars (including its own brand names) and related tobacco products on a retail basis throughout the United States by direct mail. For over 26 years, the Company has maintained an extensive proprietary mail order list of regular customers. The Company's average order size is approximately $99.00 Management utilizes its mail order catalogs as its primary advertising vehicle. Each glossy, color catalog is replete with humorous asides and anecdotes written by Lew Rothman, the Company's President and Chief Executive Officer, who views the retail catalog as a means of personally communicating with the Company's established customer base. The Company catalog frequently highlights the Company's proprietary cigars and changes its product offerings and featured specials with each issue. On average, each catalog offers 20 different brands of cigars from six different countries; however, by dialing 1-800-JR-CIGAR, a customer can order any cigar or tobacco accessory currently carried by the Company. In the event that the Company does not have a particular product in stock, a customer may place an order to ship on arrival, or knowledgeable telemarketers may direct the customer to similar products by utilizing the Company's sophisticated database. The Company has increased the frequency and circulation of its mail order catalog and updated its website as an additional means of advertising. Retail mail order sales decreased 9.4% to $56.3 million in 1999, accounting for 17.8% of net sales, compared to $62.1 million in 1998, representing 21.7% of net sales.

Cigar Stores. The Company currently maintains six specialty cigar stores. The Company's strategy is to: (i) locate its stores in densely populated, highly trafficked areas where demand for premium cigars is high; (ii) maintain exceptional inventories of premium cigars; and (iii) maintain fully humidified and climate-controlled stores to ensure freshness. In December 1999, the Company relocated one of its New York stores to Fifth Avenue from 45th Street. Sales generated by the Company's cigar stores increased 27.3% to $32.6 million in 1999 accounting for 10.3% of the Company's net sales, compared to $25.6 million in 1998, accounting for 9.0% of the net sales.

Discount Outlet Stores. The Company operates three large discount outlet stores. The Company's strategy for discount outlet store success is to: (i) strategically locate its stores on interstate highways; (ii) leverage the Company's reputation for quality cigars and cigarettes at discount prices; and
(iii) offer a broad and changing product mix to encourage multiple purchases. An important factor contributing to its success is its status as a licensed cigarette distributor in North Carolina for the major U.S. cigarette manufacturers. Each discount outlet store maintains on the premises a wholesale cigarette cash-and-carry operation and a specialty cigar store. Sales generated by the Company's discount outlet stores were $67.9 million in 1999, accounting for 21.4% of net sales, which was consistent with 1998 sales of $68.0 million, representing 23.7% of net sales.

Internet. In April 1999, the Company commenced internet sales. For 1999 the Company's internet sales were $3.7 million or 1.2% of net sales.

Wholesale Operations

Wholesale activities are a major component of the Company's business, enabling the Company to obtain favorable prices by giving it the ability to purchase tobacco products, particularly cigars and cigarettes in large quantities, and the flexibility to determine the amount, timing and manner by which it will satisfy demand in the marketplace. The Company attributes its competitive advantage over other distributors to: (i) a large quantity and variety of products; (ii) a policy of no minimum order; (iii) convenience through "one stop shopping;" and (iv) competitive prices. Sales generated by the Company's wholesale division grew 19.7% to $156.5 million in 1999, accounting for approximately 49.3% of net sales, compared to $130.8 million in 1998, accounting for 45.6% of net sales.

Catalog. The Company's wholesale mail order business is focused on the sale of premium cigars. The Company's wholesale catalog consists of a comprehensive price list of a wide selection of Company branded products as well as premium and mass market cigars trademarked by others. The catalog is distributed to approximately 8,000 smoke shops, fine restaurants, taverns, liquor stores and other retail outlets throughout the United States. Wholesale catalog sales increased 1.1% to $57.5 million in 1999, accounting for 18.1% of net sales, compared to $56.9 million in 1998, accounting for 19.8% of net sales.

Cash-and-Carry. The Company's cash-and-carry wholesale operations are conducted on a walk-in basis at its three North Carolina discount outlet stores. The Company maintains a 5,000 square foot wholesale store within each of its three discount outlet stores, which serve wholesale customers. The Company obtains substantially all of its cash-and-carry wholesale revenues at these locations from the sale of a wide variety of premium cigarettes, generic cigarettes and deep discount label cigarettes. The remainder of the Company's cash-and-carry wholesale revenues are derived from mass-market cigars, smokeless tobacco products and pipe tobaccos. The Company's cash-and-carry sales grew 34.0% to $99.0 million in 1999, accounting for 31.2% of net sales, compared to $73.9 million in 1998, accounting for 25.8% of net sales.

Products

Cigars and Other Tobacco Products

Sales of premium and mass market cigars and other tobacco products decreased 2.1% to $149.9 million for the year ended December 31, 1999, accounting for 47.3% of net sales, compared to $153.1 million for the year ended December 31, 1998, representing 53.4% of net sales.

Premium Cigars. Premium cigars are generally imported, 100% hand-made or hand-rolled cigars made with long filler and all natural tobacco leaf. Approximately 90% of the cigars sold by the Company in terms of dollars are premium cigars.

The Company sells approximately 150 brands of premium cigars, of which over 50 are the Company's proprietary brands. Sales of the Company's proprietary cigars represent approximately 45% of the Company's total gross dollar premium cigar sales. The Company offers most of its cigars at discounts ranging from approximately 20% to 75% off of manufacturers' suggested retail prices.

The Company believes that its proprietary product offerings are unmatched in the marketplace for superior quality at affordable prices. The Company's premium cigars are handmade and are principally produced in five countries, including Honduras, the Dominican Republic, Nicaragua, Mexico and Jamaica. While premium cigars generally sell at price points ranging up to $15.00 per cigar, the Company's branded premium cigars are typically sold at prices ranging between $1.75 to $5.00 per cigar with J.R Alternatives selling at price points ranging from $.75 to $1.50 per cigar. In addition, the Company holds exclusive licenses to distribute additional brands of premium cigars for certain periods of time. The Company has the right to market exclusively the El Rey del Mundo(R), Belinda(R) and Bolivar(R) as well as Romeo Y Julieta brand names. Among the Company's premium brands, several have received from Cigar Aficionado magazine the highest ratings of cigars sold, including, among others El Rey del Mundo, La Finca, Belinda, Casa Blanca, Santa Clara, Romeo Y Julieta and Cuba Aliados.

The following premium cigars are either trademarks or pending trademarks of the Company or brands exclusively licensed to or distributed by the Company:

Honduras: Belinda, Chivis, Consuegra, Honduran Specials, J.R Alternatives, J.R Ultimate, La Rosa Especiales, Lew's Smokers, Maria Mancini, Mocha, Mocha Supreme, Rey del Mundo, Tena Y Vega, Vintage Hondurans, Plasencia, LaEscepcion, Cuba Aliados.

Dominican Republic: Bolivar, Casa Blanca, Casa Blanca Reserve, Dominican Estates, Five Star, Five Star Seconds, J.R Alternatives, J.R Special Caribbean, J.R Special Corona, J.R Special Jamaicans, Jose Marti, Matasa 2nds, Quorum, Romeo Y Julieta, Royal Dominicana, Flamenco, Bock y Cia.

Nicaragua: Jose Marti, La Finca, Rosa Cuba, Villar y Villar, Remedios, Flor de Farach, Mayorga.

Mexico:  Mocambo, Santa Clara, Shane.

Jamaica: J.R Alternatives, Whitehall, Temple Hall, Alvarez Lopez, La Corona.

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

New Product Development. The Company is continually engaging in new product development, and expects to launch six new premium cigar brands during 2000: H. Upmann, Connoisseur Cabinet, Montecristo Connoisseur Cabinet and Meadly Y
Garcia, which will be produced in the Dominican Republic, and Placencia and LaEscepcion, which will be produced in Honduras.

Cigarettes

The Company purchases its cigarettes from major manufacturers for resale in its discount outlet stores and from distributors for resale in certain of its cigar stores, including brands such as Marlboro and Winston and discount labels such as Basic and GPC. The availability of discount cigarettes generates substantial customer traffic at the Company's discount outlet stores. Overall cigarette sales grew 26.3% to $137.1 million in 1999, accounting for 43.2% of net sales compared to $108.6 million in 1998.

Fragrances and Other Merchandise.

The Company believes that diversification in its product mix encourages increased retail sales. The Company purchases a wide variety of designer fragrances and specialty goods from distributors for resale exclusively in its discount outlet stores and, to a lesser extent, other Company retail stores. Such specialty goods include, among other things, books, collectibles, gift items, toys, household items, jewelry, jeans and other clothing items. The Company offers all such products at significantly reduced prices, with fragrances frequently sold at prices ranging from 20% to 75% off the suggested retail price. The Company believes that diversification in its product mix encourages customers to purchase more than one type of item and contributes to increased sales. Although the majority of such products are sold from the Company's three discount outlet stores, the Company is able to ship inventory to its other retail stores at targeted times, such as the Christmas holiday season, to maximize sales at these stores. Sales of fragrances and other merchandise grew 21.0% to $30.0 million in 1999, accounting for 9.5% of net sales, compared to $24.8 million in 1998, accounting for 8.7% of net sales.

Sources of Supply

The Company believes that the quality and strength of its business relationships with the world's leading manufacturers developed over a 26-year period have positioned it to obtain an adequate supply of merchandise. As the world's largest premium cigar customer, the Company is able to purchase its products at a preferential basis.

An important factor in the success of the Company's discount outlet stores has been its status as a licensed cigarette distributor in the State of North Carolina for virtually every major U.S. cigarette manufacturer. As a direct buying account the Company is eligible to participate in various goal oriented promotions and to receive display allowances, which enable it to pass substantial savings onto its customers. Another important factor in the Company's discount store growth has been the Company's experience in purchasing general merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional vendors. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels.

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

The Company does, however, conduct a limited amount of advertising in local newspapers catering to the Company's retail communities and on highway billboards located within a 20 to 90 mile radius surrounding the Company's North Carolina discount outlet stores. The Company spends approximately 1% of its net sales annually in advertising. In 1999, the Company issued eight catalogs and plans to distribute six during 2000.

Information Systems

Over the past several years, the Company has made a substantial investment in its information systems in order to manage its inventory and monitor sales on a real time basis.

Approximately 90% of the Company's purchased inventory is bar-coded by the manufacturer, and the Company uses alpha numeric coding to identify its remaining inventory, consisting principally of premium cigars. The Company's headquarters and warehouse are electronically linked to each discount outlet and cigar store location, enabling the Company's senior management to monitor daily sales and inventory levels at each location by SKU. As a result, the Company is able to identify the best selling items and forecast product demand by SKU. In addition, the Company's software is able to identify low stock situations and to communicate product re-orders directly to its North Carolina warehouse, thus greatly reducing out-of-stock situations in its retail outlets.

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

Intellectual Property

The Company markets a number of cigar brand names which are registered trademarks of the Company: Quorum(R), 5 Star Seconds(R), J.R Ultimate(R),

Mocambo(R), Maria Mancini(R), Consuegra(R), La Finca(R), Whitehall(R), Garcia y Garcia(R), Rey del Rey(R), Mocha(R), Farach(R), Casa Blanca(R), Santa Clara(R), Robustos de Manuel Zavalla(R), Jose Marti(R), Villar y Villar(R) and El Secreto del Rio Jagua(R). The Company has also registered the J.R(R) mark, which precedes Company brand names such as J.R Special Jamaica, J.R Special Corona, and J.R Special Caribbean. The J.R Alternative(R) brand name, which is used to market cigars that are manufactured for the Company in Jamaica, the Dominican Republic, Nicaragua and Honduras, is also a registered trademark of the Company. Trademark applications are pending for LaguitoTM, and La MecaTM brand names. In addition to the foregoing, the Company holds trademarks for the following:
1-800-JR-CIGARTM , Remedios(R), Principales(R), Clemenceau(R), Reynitas(R), Jeroboam(R) and Habana 2000 and trademark applications are pending for the RectangulareTM and ValentinosTM. Each of the aforementioned trademarks are valid for ten years from the date of registration with the U.S. Patent and Trademark Office and are subject to renewals. The Company also possess 49 internet domain names including: 1800jr.com, 1800jrcigars.com, 1-800-jrtobacco.com, 1888jr.com, 1888jrcigars.com, 1888jrtobacco.com, elreydelmundo.com, jrcharutos.com, jrcigares.com, jrcigarros.com, jrcigars.com, jrsigari.com, jrzigarren.com and santaclaracigars.com.

Employees

As of December 31, 1999, the Company had 1,059 employees, of whom 418 were engaged in sales, 37 in finance and administration, 232 in operations and 372 in various part-time and temporary capacities. The Company will be required to hire additional employees on a periodic basis in connection with future facilities and expanded direct mail operations. The Company considers its relations with its employees to be good.

As of December 31, 1999, various administrative and other services have been performed for the Company by MC Management who had 121 employees, including 85 telemarketers involved in retail and wholesale direct mail operations. The Company will be required to hire additional employees on a periodic basis, in connection with the construction, and subsequent operation, of future facilities and expanded direct mail operations.

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

On January 19, 1999, the Solicitor General filed a petition for a writ of certiorari requesting the U.S. Supreme Court review the August 1998 decision of the Fourth Circuit. On March 21, 2000 the U.S. Supreme Court ruled that the FDA lacks the power to regulate tobacco products.

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

Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud, or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful. However in February 1999, a jury in California, awarding the plaintiffs a total of $51,500,000 in compensatory and punitive damages.

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

The federal government has sued the tobacco industry seeking reimbursement for billions of dollars spent by government held programs to treat smoking-related illnesses. This litigation could have a material adverse affect on the profitability of tobacco and tobacco related products.

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

Excise Taxes. Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 18.06% of the manufacturer's selling price, capped at $42.50 per thousand cigars.

Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars is scheduled to be raised to 20.71% and capped at $48.75 per thousand large cigars on January 1, 2002.

The Clinton administration recently proposed additional increases in the federal excise tax on cigarettes which, if enacted as proposed, would proportionately increase the tax on large cigars by approximately an additional 64.1% over the already scheduled increases. In addition, the administration has proposed accelerating the effective date of the scheduled January 1, 2002 increase to become effective October 1, 2000. The Company believes that the enactment of significantly increased excise taxes could have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raised the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

The number of states that impose excise taxes on cigars is currently 44. Of the states without tobacco taxes, a proposal to add such taxes is pending in West Virginia. State cigar excise taxes are not subject to caps similar to the federal excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

Item 2.  Properties

The Company's executive and administrative offices are located in Whippany, New Jersey in a 33,000 square foot building owned by the Company. Included at this location is an 8,200 square foot upscale cigar store of which 1,200 square feet are allocated to the El Rey del Mundo Cigar Bar acquired by the Company in 1998. The Company owns a 70,000 square foot discount outlet store and a 6,000 square foot specialty cigar store located on nine acres in Selma, North Carolina. The Company also owns a 144,000 square foot facility in Burlington, North Carolina of which 42,000 square feet are used as a discount outlet store and 102,000 square feet are used as a warehouse, mail order distribution facility and wholesale cash and carry outlet.

The Company leases the following retail properties:

Location                                Square Footage     Lease Expiration Date
1 Wall Street Court, New York, NY            8,000              June 22, 2007
Rt. 17N, Paramus, NJ                         7,545              July 31, 2004
Newtowne Plaza, Statesville, NC             53,800              December 31,2004
Northwestern Highway, Southfield, MI         3,000              Month to Month
1050 Connecticut Avenue, Washington, DC      1,510              July 12, 2009
562 Fifth Avenue, New York, NY               5,076              March, 31, 2011


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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Since June 26, 1997, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "JRJR." The following table sets forth the high and low sales price of the Common Stock on the Nasdaq National Market for the period commencing with the listing of the Common Stock on the Nasdaq National Market through December 31, 1999.

                                    1998                             1999
        Quarter                High        Low                   High       Low
        First                $29.25      $19.25             $23.25        $7.25
        Second               $24.25      $17.75             $12.81        $7.44
        Third                $22.75      $10.25             $12.75        $9.25
        Fourth               $23.25       $9.44             $10.63        $7.56

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

The approximate number of record holders of the common stock as of March 29, 2000 was 1,665.

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Financial Statements and related notes thereto.

                                             Year Ended December 31,
                                      1995       1996       1997       1998       1999
                                      (dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales                             $ 152,695  $ 191,982  $ 240,348  $ 286,512  $ 317,001
Cost of goods sold                      130,645    158,007    190,886    233,717    261,706
Gross profit                             22,050     33,975     49,462     52,795     55,295
Selling, general, and administrative
     expenses                            18,768     20,954     24,715     28,767     33,574
Income from operations                    2,789     12,347     23,842     22,451     19,566
Interest (expense) income net              (627)      (582)        14       (239)       127
Other income (expenses)                     150        560        260        716        169
Income before income taxes                2,312     12,325     24,116     22,928     19,862
Provision (benefit) for income taxes        (74)       144      4,781      9,194      7,981
Net income                              $ 2,386   $ 12,181   $ 19,335   $ 13,734   $ 11,881
Earnings per share - basic                    -          -          -       1.08       0.96
Earnings per share - diluted                  -          -          -       1.08       0.96
Weighted average shares outstanding -
     basic                                    -          -          -     12,719     12,333
Weighted average shares outstanding -
     diluted                                  -          -          -     12,771     12,333
Pro forma earnings per share -
     basic (1)                                -     $ 0.73     $ 1.30          -          -
Pro forma earnings per share -
     diluted (1)                              -     $ 0.73     $ 1.29          -          -
Pro forma common shares
     outstanding - basic (1)                  -      9,812     11,281          -          -
Pro forma common shares
     outstanding - diluted (1)                -      9,812     11,374          -          -

Balance Sheet Data:
Working capital                         $ 8,914   $ 18,522   $ 55,213   $ 50,647   $ 42,573
Total assets                             32,670     42,682     91,262    104,672    101,501
Total long-term debt, including
     current portion                      7,129      8,279     20,833     12,900      4,967
Total Stockholders' equity               12,090     23,476     61,176     73,670     79,306

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

General.

The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. With its 29-year history in the cigar industry, the Company has established itself as an important participant in the movement of tobacco products from manufacturers to the customers. Manufacturers value the Company's ability to perform distribution, credit, customer support and marketing functions, which would otherwise be the responsibility of the manufacturer. Customers value the Company's extensive variety of tobacco products and rapid order fulfillment and benefit from advantageous pricing derived through the Company's volume buying as a direct importer and distributor. The Company's net sales have grown from $240.3 million in the year ended December 31, 1997 to $286.5 million and $317.0 million, in the years ended December 31, 1998 and December 31, 1999, respectively.

The Company markets it products through two principal channels of distribution: retail, consisting of the Company's premium cigar direct mail business, six specialty cigar stores, three large discount outlet stores and the internet, and wholesale consisting of the wholesale cigar mail order business and wholesale cash and carry cigarette stores located within the Company's discount outlet stores. The following table sets forth the Company's sales at the retail and wholesale level by dollar amount and as a percentage of net sales.

                                                   Year Ended December 31,
                                        1997            1998             1999
                                   $        %        $       %        $       %
                                                   ($ in millions)
Retail operations:
     Direct mail cigars.........$52.9   22.0 %   $62.1   21.7 %   $56.3   17.8 %
     Cigar stores...............  23.0    9.6      25.6    9.0      32.6   10.3
     Discount outlet stores.....  63.6   26.5      68.0   23.7      67.9   21.4
     Internet...................    -      -         -      -        3.7    1.2
       Total retail sales....... 139.5   58.1     155.7   54.4     160.5   50.7

Wholesale operations:
     Direct mail cigars.........  46.0   19.1      56.9   19.8      57.5   18.1
     Cash-and-carry cigarettes*.. 54.8   22.8      73.9   25.8      99.0   31.2
       Total wholesale sales.....100.8   41.9     130.8   45.6     156.5   49.3
Total net sales.................$240.3  100.0 %  $286.5  100.0 %  $317.0 100.0 %
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

                                                  Year Ended December 31,
                                       1997             1998            1999
                              $        %        $         %           $       %
                                                      ($ in millions)
Cigars/Tobacco*..........$135.2   56.3 %    $153.1   53.4 %      $149.9   47.3 %
Cigarettes...............  83.3   34.6       108.6   37.9         137.1   43.2
Fragrances...............   7.5    3.1         7.6    2.7           8.0    2.5
Other merchandise........  14.3    6.0        17.2    6.0          22.0    7.0
     Total net sales.....$240.3  100.0 %    $286.5  100.0 %      $317.0  100.0 %
--------------------
* Excludes Cigarettes

Results of Operations

The following discussion should be read in conjunction with the Financial Statements and related notes thereto appearing elsewhere herein. The following table sets forth, as a percentage of net sales, certain items in the Consolidated Statements of Income for the periods presented.

                                                   Year Ended December 31,
                                         1997          1998          1999
Revenues:
     Retail sales......................  58.1 %        54.4 %        50.7 %
     Wholesale sales...................  41.9          45.6          49.3
     Net Sales......................... 100.0         100.0         100.0
Cost of goods sold.....................  79.0          81.6          82.6
Gross profit...........................  20.6          18.4          17.4
Selling, general and
     administrative expenses...........  10.3          10.0          10.6
Depreciation and amortization..........   0.4           0.6           0.6
Income from operations.................   9.9           7.8           6.2
Other income (expense):
     Interest (expense), net...........  (0.5)          0.1           0.1
     Other.............................   0.6           0.3           0.0
Income before income taxes.............  10.0           8.0           6.3
Provision for income taxes.............   2.0           3.2           2.5
Net income.............................   8.0 %         4.8 %         3.8 %

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Net sales were $317.0 million and $286.5 million for 1999 and 1998, respectively, an increase of $30.5 million or 10.6%. Retail sales increased 3.1% to $160.5 million for 1999 from $155.7 for 1998. The increase in retail sales was due primarily to a $7.0 million or 27.3% increase in retail cigar stores sales from 1998 and $3.7 million of internet sales which did not exist in the prior year. These increases were partially offset by a 9.4% decrease in mail order sales. Wholesale sales increased 19.7% to $156.5 million for 1999 from $130.8 million in 1998. The increase in wholesale sales was due primarily to a $25.1 million, or 34.0% increase in cash-and-carry cigarette sales.

Gross profit was $55.3 million and $52.8 million for 1999 and 1998, respectively, an increase of $2.5 million or 4.7%. The increase in gross profit was due to the increase in sales volume. As a percentage of net sales, gross profit decreased to 17.4% for 1999 from 18.4% for 1998, primarily due to greater sales of lower margin cigarettes and an unanticipated slackening in the demand for premium cigars.

Selling, general and administrative ("SG&A") expenses were $33.6 million and $28.8 million for 1999 and 1998, respectively, an increase of $4.8 million or 16.7%. The increase in SG&A expense was related to increased staffing and other costs associated with the new discount outlet store and warehouse in Burlington, North Carolina, which commenced operations in the fourth quarter of 1998 and the expansion of two discount outlet stores in North Carolina. As a percentage of net sales, SG&A expenses increased to 10.6% for 1999 from 10.0% for 1998.

Depreciation expense was $2.2 million and $1.6 million for 1999 and 1998, respectively, an increase of $0.6 million primarily due to the opening of three new stores, Wall Street, New York in May 1998, Burlington, North Carolina in October 1998 and the opening of our new Fifth Avenue store in New York in December 1999, plus the remodeling of our Statesville and Selma locations in 1999

Income from operations was $19.6 million and $22.5 million for 1999 and 1998, respectively, a decrease of $2.9 million or 12.9%. As a percentage of net sales, income from operations decreased to 6.2% for 1999 from 7.8% for 1998, primarily due to a reduction in gross margins and higher S,G&A costs.

Interest expense was $0.8 million and $1.3 million for 1999 and 1998, respectively. The decrease in interest expense was due to a reduction in the distribution note payable to stockholders. Other income, primarily interest, was $1.1 million and $1.8 million for 1999 and 1998, respectively. The decrease in other income was primarily due to a reduction in gains from sales of marketable securities.

Income before income taxes was $19.9 million and $22.9 million for 1999 and 1998, respectively, a decrease of $3.0 million or 13.3%. The provision for income taxes in 1999 was $8.0 million, as compared to $9.2 million in 1998.

As a result of the foregoing, the Company had net income of $11.9 million in 1999, compared to $13.7 million in 1998, a decrease of 13.1% or $1.8 million.

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

Liquidity and Capital Resources

Prior to the offering, the Company historically financed its business through internally generated funds, bank debt and loans from certain of its principal stockholders. Subsequent to the offering, the Company has financed its business from the initial public offering proceeds and through internally generated funds. The Company's net cash provided by operating activities was $22.4 million for 1999 principally representing net income for the year ended December 31, 1999 and a decrease in inventory of $9.0 million offset by an increase of accounts payable and accrued expenses of $0.9 million. Net cash used in investing activities during such period was $11.9 million primarily representing an increase of property and equipment of $18.8 million. Net cash used in financing activities was $14.2 million for 1999, representing a reduction in the distribution notes outstanding by $7.9 million and the purchase of treasury stock in the amount of $6.3 million.

Net proceeds of approximately $53.3 million from the Company's initial public offering were used for the following purposes through December 31, 1999: (i) to repay outstanding indebtedness of $7.3 million, (ii) $6.0 million for the relocation and design of specialty stores, (iii) $10.5 million for the construction and development of a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7.9 million through June 30, 1998, (v) $1.5 million for the payment of signing bonuses to an officer and to MC Management in connection with long-term service agreements, (vi) $3.0 million for the upgrade of the Company's information systems, (vii) interest payments of $1.4 million through June 30, 1998 on the Distribution Notes, (viii) $14.9 million for working capital and general corporate purposes and (ix) $0.8 million to expand retail selling space at existing discount outlet stores.

As of December 31, 1999, the Company had working capital of $42.6 million compared to $50.6 million at December 31, 1998. Working capital as of December 31, 1999 is comprised primarily of cash and cash equivalents of $9.1 million, short-term marketable securities of $6.6 million, accounts receivable of $4.4 million, $40.0 million of inventory and $4.6 million of prepaid and other current assets offset by $17.2 million of accounts payable and accrued expenses and $5.0 million of the current portion of the distribution notes.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 2000 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. There were no amounts outstanding under the Company's line of credit as of December 31, 1999. The Company anticipates renewing this line of credit agreement in May 2000.

At December 31, 1999 the Company had outstanding Distribution Notes in the amount of $4.0 million which were issued to the former principal stockholders of the Company's subsidiaries prior to their acquisition by the Company on June 6, 1997. These notes represented estimated undistributed accumulative S Corporation earnings through June 26, 1997, the date of the initial public offering. These notes bear interest at the rate of 7.0% per annum and are payable on a quarterly basis until June 1, 2000. In addition, the Company has outstanding Distribution Notes totaling $1.0 million bearing interest at the rate of 7.0% per annum payable on June 1, 2000.

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. For the year ended

December 31, 1999, the Company repurchased 668,500 shares of its outstanding common shares at an average price of $9.41 raising the total shares repurchased to 783,000 at an average cost of $9.66 as of December 31, 1999.

Capital expenditures, primarily for computers, discount outlet store, office furniture, and leasehold improvements were $8.8 million and $10.7 million in 1999 and 1998, respectively. Included in capital expenditures were the purchase, improvement and furnishing of the Burlington, North Carolina facility in 1998 and the improvements and furnishings at our Selma and Statesville, North Carolina locations plus the opening of our new Fifth Avenue, New York store in New York City in 1999.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flows from operations, and cash and short-term marketable securities, supplemented as necessary by borrowings under its existing line of credit.

Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company invests its available cash in U.S. Treasury  Obligations,  Corporate

Bonds and commercial paper. Although the rate of interest paid on U.S. Treasury Obligations, Corporate Bonds and commercial paper may fluctuate over time based on changes in the general level of U.S. interest rates, the Company believes that its exposure to market risk fluctuation for these marketable securities is not material.

The Company purchases its tobacco products from third party manufacturers, and therefore, does not believe that it has exposure to commodity price risk with respect to its tobacco inventories.

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-25 annexed hereto. The schedule required under Regulation S-X is included herein on page S-1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the Directors and Officers of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").

Item 11.  Executive Compensation

Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
1. Financial Statements: See "Index to Financial Statements"
2. Financial Statement Schedule: See "Index to Financial Statements"
3. Exhibits: See "Exhibit Index"

(b) Reports on Form 8-K:  None.

                                     F-1
                               800-JR CIGAR, Inc.

                          Index to Financial Statements

                        and Financial Statement Schedule

Reports of Independent Auditors..............................................F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 1998 and 1999.................F-3
Consolidated Statements of Income for the Years Ended
   December 31, 1997, 1998 and 1999..........................................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997, 1998 and 1999..........................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1998 and 1999..........................................F-6
Notes to Consolidated Financial Statements...................................F-7

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

                         Report of Independent Auditors

To the Board of Directors 800-JR CIGAR, Inc.

We have audited the accompanying consolidated balance sheets of 800-JR CIGAR, Inc. as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the combined statements of income, stockholders' equity and cash flows of 800-JR CIGAR, Inc. for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 800-JR CIGAR, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, and the combined results of operations and cash flows of 800-JR CIGAR, Inc. for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ERNST & YOUNG LLP

MetroPark, New Jersey
March 2, 2000

                                       F-3

                       800-JR CIGAR, Inc. and Subsidiaries

                           Consolidated Balance Sheets

              (Dollars in thousands, except share and per share amounts)

                                                                                            December 31
                                                                                      1998              1999
                                                                                ------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                                        $   12,759       $    9,107
   Marketable securities - current                                                       5,719            6,568
   Accounts receivable, net of allowance for doubtful accounts of $145 and $87
    at December 31, 1998 and 1999, respectively                                          2,568            4,436
   Merchandise inventory                                                                49,056           40,043
   Prepaid expenses and other current assets                                             4,712            3,757
   Loans receivable - affiliates and other associated entities                             685              806
   Deferred tax assets                                                                   1,183               51
                                                                                ------------------------------------
Total current assets                                                                    76,682           64,768

Property, equipment and improvements, at cost, net of
 accumulated depreciation and amortization                                              27,614           34,241
Other assets                                                                               376              379
Marketable securities - non-current                                                          -            2,113
                                                                                ------------------------------------
Total assets                                                                          $104,672         $101,501
                                                                                ====================================

Liabilities and stockholders' equity Current liabilities:

   Current portion of distribution notes payable to stockholders                    $    7,933       $    4,967
   Accounts payable                                                                     16,238           13,919
   Accrued expenses                                                                      1,864            3,309
                                                                                ------------------------------------
Total current liabilities                                                               26,035           22,195

Distribution notes payable to stockholders, less current portion                         4,967                -
                                                                                ------------------------------------
Total liabilities                                                                       31,002           22,195

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares authorized, 12,752,000 and 12,756,000 issued at December 31, 1998 and 1999, respectively, 12,637,500

    and 11,973,000 outstanding at December 31, 1998 and 1999, respectively                 128              128
   Additional paid-in capital                                                           52,751           52,795
   Retained earnings                                                                    22,066           33,947
                                                                                ------------------------------------
                                                                                        74,945           86,870
   Less 114,500 and 783,000 shares of treasury stock, at cost, at December 31,          (1,275)          (7,564)
    1998 and 1999, respectively
                                                                                ------------------------------------
Total stockholders' equity                                                              73,670           79,306
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                            $104,672         $101,501
                                                                                ====================================
See accompanying notes.

                                     F-4

                       800-JR CIGAR, Inc. and Subsidiaries

                        Consolidated Statements of Income

                   (Dollars in thousands, except per share amounts)

                                                                             Year ended December 31
                                                                     1997             1998              1999
                                                              ------------------------------------------------------
Net sales                                                            $240,348          $286,512         $317,001
Cost of goods sold                                                    190,886           233,717          261,706
                                                              ------------------------------------------------------
Gross profit                                                           49,462            52,795           55,295

Operating expenses:
   Selling                                                              5,192             6,271            7,187
   General and administrative                                          19,523            22,496           26,387
   Depreciation and amortization                                          905             1,577            2,155
                                                              ------------------------------------------------------
Income from operations                                                 23,842            22,451           19,566

Other income (expense):
   Interest expense                                                    (1,269)           (1,295)            (771)
   Interest income                                                      1,283             1,056              898
   Rental income                                                          202               166              161
   Other, net                                                              58               550                8
                                                              ------------------------------------------------------
Income before income taxes                                             24,116            22,928           19,862

Provision for income taxes                                              4,781             9,194            7,981
                                                              ------------------------------------------------------
Net income                                                         $   19,335        $   13,734        $  11,881
                                                              ======================================================

Per share data:
   Earnings per share - basic                                                        $    1.08       $     0.96
                                                                                                 ===================
                                                                                                 ===================
   Earnings per share - diluted                                                      $    1.08       $     0.96
                                                                                                 ===================
                                                                                                 ===================
Weighted-average shares outstanding - basic                                              12,719           12,333
                                                                                                 ===================
                                                                                                 ===================
Weighted-average shares outstanding - diluted                                            12,771           12,333
                                                                                                 ===================

Pro forma - unaudited

Historical income before provision for income taxes                $   24,116
Pro forma adjustments other than income taxes                             977
                                                              -------------------
Pro forma income before income taxes                                   25,093

Pro forma provision for income taxes                                   10,255
                                                              -------------------
                                                              -------------------
Pro forma net income                                               $   14,838
                                                              ===================

Pro forma earnings per share - basic                               $    1.30
                                                              ===================
                                                              ===================
Pro forma earnings per share - diluted                             $    1.29
                                                              ===================
Pro forma common shares outstanding - basic                            11,281
                                                              ===================
                                                              ===================
Pro forma common shares outstanding - diluted                          11,374
                                                              ===================


See accompanying notes.

                                   F-5

                      800-JR CIGAR, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                             (Dollars in thousands)

                                  Common
                                 Stock of                         Additional
                                Predecessor    Common Stock         Paid-in    Retained     Treasury
                                           ----------------------
                                 Entities    Shares       Amount    Capital     Earnings       Stock      Total
                              ------------------------------------------------------------------------------------
Balance at January 1, 1997          $ 21              -   $    -   $       28     $ 23,845  $   (418)   $ 23,476
   Net income                                                                       19,335                19,335
   Reorganization                    (21)     9,300,000       93         (547)          57       418           -
   Issuance of common stock                   3,450,000       35       53,235                             53,270
   Issuance of distribution notes                                                  (23,800)              (23,800)
   Issuance of additional
    distribution notes                                                              (1,000)               (1,000)
   Distribution to stockholders                                                    (10,105)              (10,105)
                              ------------------------------------------------------------------------------------
Balance at December 31, 1997           -     12,750,000      128       52,716        8,332         -      61,176
   Net income                                                                       13,734                13,734
   Issuance of common stock                       2,000                    35                                 35
   Purchase of treasury stock                                                                 (1,275)     (1,275)
                              ------------------------------------------------------------------------------------
Balance at December 31, 1998           -     12,752,000      128       52,751       22,066    (1,275)     73,670
   Net income                                                                       11,881                11,881
   Issuance of common stock                       4,000                    44                                 44
   Purchase of treasury stock                                                                 (6,289)     (6,289)
                             ------------------------------------------------------------------------------------
Balance at December 31, 1999       $   -     12,756,000     $128      $52,795   $   33,947   $(7,564)  $  79,306
                              ====================================================================================

See accompanying notes.

                                    F-6

                      800-JR CIGAR, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                               Year ended December 31
                                                                             1997       1998       1999
                                                                          ----------------------------------
Cash flows from operating activities
Net income                                                                  $19,335    $ 13,734   $ 11,881
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               905       1,577      2,155
    Provision for uncollectible accounts                                         55         209         70
    Deferred income taxes                                                    (1,073)        (85)     1,132
    Gain on sale of marketable securities                                         -        (399)         -
    Loss on sale of fixed assets                                                  -           -         49
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (665)       (464)    (1,938)
     Merchandise inventory                                                  (15,163)    (14,277)     9,013
     Prepaid expenses and other current assets                               (1,455)     (2,557)       955
     Other assets                                                               (78)       (133)        (3)
     Accounts payable and accrued expenses                                   (1,585)      8,849       (874)
                                                                          ----------------------------------
Net cash provided by operating activities                                       276       6,454     22,440

Cash flows from investing activities
Purchase of marketable securities                                           (14,981)    (25,158)   (10,417)
Proceeds from maturity and sale of marketable securities                          -      34,819      7,455
Purchase of property and equipment                                           (8,547)    (10,673)    (8,831)
Loans (extended to) repaid by affiliates and other associated entities          467         (82)      (121)
Loans extended to stockholders                                                 (445)          -          -
                                                                          ----------------------------------
Net cash used in investing activities                                       (23,506)     (1,094)   (11,914)

Cash flows from financing activities
Proceeds from issuance of Common Stock                                       54,545          35         44
Expenses paid in connection with Common Stock offering                       (1,275)          -          -
Payments of distribution notes                                               (3,967)     (7,933)    (7,933)
Payments of long-term debt                                                   (8,279)          -          -
Payments of capital lease obligations                                           (89)          -          -
Purchase of treasury stock                                                        -      (1,275)    (6,289)
Distribution to stockholders                                                 (7,189)          -          -
                                                                          ----------------------------------
Net cash provided by (used in) financing activities                          33,746      (9,173)   (14,178)
                                                                          ----------------------------------

Net increase (decrease) in cash and cash equivalents                         10,516      (3,813)    (3,652)
Cash and cash equivalents, beginning of year                                  6,056      16,572     12,759
                                                                                                ------------
                                                                          -----------------------
Cash and cash equivalents, end of year                                     $ 16,572    $ 12,759   $  9,107
                                                                          ==================================

Supplemental disclosure of cash flow data
Income taxes paid                                                         $   6,053    $ 11,021   $  4,919
                                                                          =======================
                                                                          ==================================
Interest paid                                                             $   1,177    $  1,180   $    730
                                                                          ==================================

Supplemental disclosure of noncash investing and financing activities
Non-cash distribution to stockholders                                         2,916           -          -
Distribution notes issued to stockholders                                    24,800           -          -

See accompanying notes.

                                    F-7
                      800-JR CIGAR, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               (Dollars in thousands, except per share amounts)

                                December 31, 1999

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

Initial Public Offering

Effective June 26, 1997, the Company sold 3,450,000 shares of its common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $53,270. The proceeds of the Offering were used for the following purposes: (i) to repay outstanding indebtedness of $7,300, (ii) $6,000 for the relocation and design of specialty stores, (iii) $10,500 for a new discount outlet store and warehouse distribution center, (iv) the quarterly principal payment of distribution notes of $7,900 through June 30, 1999, (v) payment of signing bonuses to an officer and to MC Management (see Note 8) in connection with long-term service agreements, (vi) $3,000 for the upgrade of the Company's information systems, (vii) interest payments of $1,400 through June 30, 1998 on the Distribution Notes (see Note 5),
(viii) $14,900 for working capital and general corporate purposes, and (ix) $770 for the expansion of existing outlet stores.

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

                                      F-8
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

The accompanying financial statements include the combined results of operations for the period from January 1, 1997 to June 26, 1997 of J.R. Tobacco of America, Inc., J.N.R. Grocery Corp., J&R Tobacco (New Jersey) Corp., J.R. Tobacco Company of Michigan, Inc., cigars by Santa Clara, N.A., Inc., J.R. Tobacco Outlet, Inc., J.R.-46th Street, Inc., J.R. Tobacco NC, Inc., and J.R. Statesville, Inc. (together, the "Company" or the "Predecessor Entities"). The Predecessor Entities are corporations that had elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations through June 26, 1997.

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

                                     F-9
                      800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

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

Selected statement of income data for the year ended December 31, 1997 are as follows:

                                        January 1     June 27 to     Year ended
                                         to June       December       December
                                        26, 1997       31, 1997       31, 1997
                                     -------------------------------------------
                                     (Predecessor)   (Company)    (Consolidated)
Net revenues                               $107,782       $132,566      $240,348
                                      ==========================================

Gross profit                              $  20,975      $  28,487     $  49,462
                                      ==========================================

Operating income                          $  10,481      $  13,361     $  23,842
Other (expense) income                         (118)           392           274
                                      ------------------------------------------
Income before provision for income taxes     10,363         13,753        24,116

Provision for income taxes                      361          4,420         4,781
                                      ------------------------------------------
Net income                                $  10,002    $     9,333     $  19,335
                                      ==========================================

Pro Forma Adjustments (Unaudited)

The unaudited pro forma net income for the period ended December 31, 1997 reflects the Reorganization, the Offering and the following adjustments as if they had occurred on January 1: a) a decrease in aggregate compensation from $253 to $200 for 1997 for two of the Company's executives pursuant to their new employment agreements; b) an increase in interest expense of $798 for 1997 assuming the issuance of the Distribution Notes; c) a reduction in interest expense of $328 for 1997 assuming the application of proceeds from the Offering to repay all of the Company's indebtedness other than capital lease obligations;
d) a reduction in interest income of $106 for 1997 assuming the repayment to the Company of loans receivable from stockholders; e) an increase of $1,500 for 1997, related to signing bonuses paid to an officer of the Company and to MC Management in connection with the execution of long-term service agreements; and
f) an increase of $5,474 for 1997 for income taxes based upon pro forma pre-tax income as if the Company had been subject to federal and additional state income taxes.

                                     F-10
                      800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

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

                                   F-11
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                           (Dollars in thousands, except per share amounts)

1.  Basis of Presentation (continued)

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

Marketable Securities

Marketable securities consist of U.S. Treasury obligations, corporate bonds and commercial paper which have various maturity dates. All marketable securities have been designated by the Company as held-to-maturity. Accordingly, such securities are carried at amortized cost. At December 31, 1999, the carrying value of such held-to-maturity marketable securities approximated their fair value. The contractual maturities of marketable securities, regardless of their balance sheet classification, follows:
                                                                    Cost
                                                              ------------------
Due within one year                                                 $6,568
Due after one year through five years                                  675
Due after five years through 10 years                                  120
Due after 10 years                                                   1,318
                                                              ------------------
                                                                     $8,681
                                                              ==================

                                      F-12
                      800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                             (Dollars in thousands, except per share amounts)

2.  Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company places its temporary cash investments and marketable securities in government obligations, corporate bonds and commercial paper of high credit quality corporations to limit its credit exposure. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas and generally short payment terms.

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotion costs amounted to $1,605, $2,114 and $2,902 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

                                      F-13
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

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

Earnings per Share

Earnings per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of dilutive earnings per share includes the effect of dilutive securities. Pro forma earnings per share amounts have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt Statement 133, as amended by Statement No. 137, which defers the effective date, as of January 1, 2001. The provisions of this statement shall not be applied retroactively to financial statements of prior periods. The Company is in the process of evaluating this statement and has not yet determined the future impact on its consolidated financial statements.

                                           F-14
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                       (Dollars in thousands, except per share amounts)

3.  Acquisition

On January 27, 1998, the Company purchased for a nominal amount Casa Blanca, Inc. ("Casa Blanca"), the owner/operator of the El Rey del Mundo Smokers Bar and Lounge within one of the Company's retail outlets. Casa Blanca was owned by an officer/ director of the Company.

4.  Property, Equipment and Improvements

Property, equipment and improvements consist of the following:

                                                            December 31
                                                       1998             1999
                                                --------------------------------
Land                                                $    2,548        $    2,453
Building and improvements                               19,164            23,746
Machinery and equipment                                  4,005             5,105
Furniture and fixtures                                   2,534             2,897
Leasehold improvements                                   5,020             7,721
Automobiles                                                188               303
                                                --------------------------------
                                                        33,459            42,225
Less accumulated depreciation and amortization           5,845             7,984
                                                --------------------------------
                                                       $27,614           $34,241
                                                ================================

5.  Long-Term Debt and Line of Credit

Long-term debt is comprised as follows:

                                                            December 31
                                                       1998             1999
                                                --------------------------------

Distribution Notes payable to stockholders,
     due in quarterly installments, with
     interest at 7.0% through June 1, 2000             $11,900            $3,967

Additional Distribution Notes payable to
     stockholders, due June 1, 2000, with
     interest at 7.0%                                    1,000             1,000
                                                 -------------------------------
                                                        12,900             4,967
Less current portion                                     7,933             4,967
                                                 -------------------------------
Long-term debt                                      $    4,967          $      -
                                                 ===============================

                                      F-15
                      800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                          (Dollars in thousands, except per share amounts)

5.  Long-Term Debt and Line of Credit (continued)

During 1999, the Company entered into a $20,000 line of credit with a bank, which expires on May 31, 2000. Borrowings under this facility are unsecured and bear interest at the bank's prime rate less 0.5% or the London Inter-Bank Offering Rate ("LIBOR") plus 1.5%. There were no borrowings outstanding under this line of credit at December 31, 1998 or 1999.

The fair value of the Company's long-term debt approximates its carrying value as the interest rates are substantially the same as are currently available to the Company for similar debt instruments.

6.  Income Taxes

The Predecessor Entities were corporations that elected to be taxed as S Corporations pursuant to the Internal Revenue Code and certain state and local tax regulations. Therefore, for the period January 1, 1997 to June 26, 1997 (the period prior to the Offering), no provision has been made in the accompanying financial statements for federal and certain state and local income taxes, since such taxes are the liability of the principals. In connection with the Offering, the Company became subject to federal and additional state income taxes.

Concurrent with becoming subject to federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The deferred tax asset recorded on the date of the offering was $1,209.

The provision for income taxes consists of the following:

                                            Year ended December 31
                                   1997             1998              1999
                          ------------------------------------------------------
Current income taxes:
   Federal taxes               $ 4,186            $7,427            $5,342
   State and local taxes         1,668             1,852             1,507
Deferred income taxes           (1,073)              (85)            1,132
                          ------------------------------------------------------
                               $ 4,781            $9,194            $7,981
                          ======================================================

                                    F-16
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                               (Dollars in thousands, except per share amounts)

6.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset as of December 31, 1998 and 1999 are as follows:

                                                    Year ended December 31
                                                     1998             1999
                                             -----------------------------------
Deferred tax assets:
   Allowance for doubtful accounts               $     59             $  34
   Inventory capitalization and reserves              520               466
   Amortization of signing bonuses                    389               230
   Other book accruals                                453               206
                                             -----------------------------------
Total deferred tax assets                           1,421               936

Deferred tax liability:
   Tax over book depreciation                          238               885
                                             -----------------------------------
Net deferred tax assets                             $1,183             $  51
                                            ====================================

The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to federal and additional state income taxes during the year ended December 31, 1997. The pro forma income tax provision has been prepared according to SFAS No. 109.

The pro forma income tax provision for the year ended December 31, 1997 consists of the following (in thousands):

Current income taxes:
   Federal taxes                                                        $  8,624
   State and local taxes                                                   2,658
                                                              ------------------
                                                                          11,282

Deferred income tax benefit                                              (1,027)
                                                              ------------------
                                                                         $10,255
                                                              ==================

A reconciliation setting forth the differences between the actual effective tax rate for the years ended December 31, 1998 and 1999 and the pro forma effective tax rates for the

                                     F-17
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                              (Dollars in thousands, except per share amounts)

6.  Income Taxes (continued)

years ended December 31, 1997 of the Company, and the U.S. federal statutory tax rate for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                 1997        1998         1999
                                              ----------------------------------

Federal statutory rate                            34.4%       35.0%        35.0%
State and local taxes, net of federal
     tax benefits                                   6.5         5.1          5.2
                                              ----------------------------------
Effective tax rate                                40.9%       40.1%        40.2%
                                              ==================================

7.  Employee Benefit Plans and Stock Option Plans

401(k) Plan

During 1997, the Company adopted a defined contribution plan (401(k)) for all eligible employees. The plan provides for discretionary contributions by the Company based on the performance of the Company. Effective November 1998, the Company contributes an amount equal to 100% of the first 5% of salaries that the employees contribute. The Company made no contributions to the Plan in 1997 and made contributions of $196 and $360 to the plan in 1998 and 1999, respectively.

1997 Employee Stock Purchase Plan

During 1997, the Company adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan, effective on July 1, 1997. This plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during six-month purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the plan will be subject to a six-month holding period. The Company has reserved 300,000 shares of Common Stock for issuance under this plan. During 1998 and 1999, 2,146 and 3,166 shares, respectively, were issued under the plan and remain outstanding at December 31, 1999.

                                    F-18
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

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

                                        F-19
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                           (Dollars in thousands, except per share amounts)

7.  Employee Benefit Plans and Stock Option Plans (continued)

nonforfeitable shares or nonforfeitable credits representing "deferred shares" settleable at future dates, as elected by the director.

A summary of stock option activity relating to the Company's stock options are as follows:

                                         Long-Term               Non-Employee
                                      Incentive Plan            Directors Plan
                                ------------------------------------------------
                                   Weighted-                Weighted-
                                    Average     Number     Average     Number
                                Exercise Price    of    Exercise Price   of
                                                Shares                 Shares
                                ------------------------------------------------
Outstanding at January 1, 1997    $      -             -  $      -            -
Granted                              17.00       450,000     17.00       20,000
Exercised                             -                -     25.38       10,000
Canceled                             17.00       (35,000)     -               -
                                ------------------------------------------------
Outstanding at January 1, 1998       17.00       415,000     19.79       30,000
   Granted                               -             -          -           -
   Exercised                             -             -          -           -
   Canceled                          17.00       (14,000)         -           -
                                ------------------------------------------------
Outstanding at January 1, 1999       17.00       401,000     19.79       30,000
   Granted                               -             -          -           -
   Exercised                             -             -          -           -
   Canceled                          17.00       (12,500)    17.00      (10,000)
                                ------------------------------------------------
Outstanding at December 31, 1999    $17.00       388,500    $21.19       20,000
                                ================================================
Options exercisable at
  December 31, 1999                 $17.00       259,000    $21.19        8,000
                                ================================================

There were no options exercisable at December 31, 1997.

On January 4, 2000, the Board approved a change in the exercise price from the original price to the quoted market price at the close of business on January 4, 2000 ($8.75 per share) for options outstanding at that date under the Incentive Plan and the Directors' Plan.

                                        F-20
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                             (Dollars in thousands, except per share amounts)

7.  Employee Benefit Plans and Stock Option Plans (continued)

Stock options outstanding at December 31, 1999 are summarized as follows:

                                Weighted-Average

                                          Outstanding        Remaining
                                          Options at     Contractual Life

                                           December

        Range of Exercise Price            31, 1999
----------------------------------------------------------------------------

$17.00 per share                               398,500         8 years
$25.38 per share                                10,000         8 years
                                       ------------------
$17.00 to $25.38 per share                     408,500
                                       ==================

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

The weighted-average grant fair value of options granted during 1997 was $12.30 per share. The total compensation related to stock-based compensation awards, net of related income tax benefits, under SFAS 123 for 1998 and 1999 would have been approximately $1,037 and $929, respectively.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information, for the year ended December 31, 1998 and 1999, is as follows:

                                                                 1998       1999
                                                         -----------------------

Pro forma net income                                         $12,697     $10,952
Pro form  net income per share of common stock - basic         $1.00         .89
Pro forma net income per share of common stock - diluted        $.99         .89

                                       F-21
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                          (Dollars in thousands, except per share amounts)

8.  Related Party Transactions

From time to time, prior to the Offering, the Company made or received cash advances from the stockholders. Such advances bore interest at 9% and had no established due dates. Net interest income amounted to $169 in 1997.

During 1998 and 1999, the Company purchased cigars from affiliated companies aggregating approximately $8.2 million and $4.5 million, respectively. The affiliated entities are partially owned by an officer/director and by another director of the Company.

The Company has a management agreement with a management company which provides certain administrative services to the Company. The management company is owned by a director of the Company. Management fee expense in 1997, 1998 and 1999 amounted to $4,132, $4,525 and $5,001, respectively. In addition, the management company paid rent to the Company in the amount of $146 in 1997, 1998 and 1999. In consideration for entering into a long-term agreement with the management company, the Company paid a signing bonus of $1 million to the management company subsequent to the Offering.

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

                                       F-22
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                            (Dollars in thousands, except per share amounts)

9.  Commitments and Contingencies (continued)

Future minimum lease payments for operating leases as of December 31, 1999 are as follows:
                                                                  Operating
                                                                    Leases
                                                             -------------------
2000                                                                $1,302
2001                                                                 1,323
2002                                                                 1,323
2003                                                                 1,339
2004                                                                 1,278
Thereafter                                                           4,667
                                                             -------------------
Total minimum lease payments                                       $11,232
                                                             ===================

Rental expense under operating leases amounted to $922, $1,024 and $1,134 in 1997, 1998 and 1999, respectively.

Litigation

The Company, from time to time, may be a defendant in actions arising in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company's combined financial condition or results of operations.

Self-Insurance

Effective April 25, 1994, the Company established the Pyramid Insurance Trust Fund (the "Trust") to provide health and welfare benefits to eligible employees. Contributions to the Trust by the Company shall be in amounts sufficient to pay all costs and expenses of the Trust, including, but not limited to, the cost of self-insured benefit claim payments, a reserve for self-insured benefit claims and premiums for any fully insured benefit coverage. Contributions to the Trust, all of which were charged to operations, amounted to $642, $1,078 and $1,255 in 1997, 1998 and 1999, respectively.

                                   F-23
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                      (Dollars in thousands, except per share amounts)

10.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for 1999:

                                                        1998             1999
                                               ---------------------------------
Numerator:
   Net income                                         $13,734           $11,881
                                                ================================
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                           12,719            12,333
   Effect of dilutive securities - stock options           52                 -
                                                 -------------------------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversion
                                                       12,771            12,333
                                                 ===============================
Basic earnings per share                                $1.08             $0.96
                                                 ===============================
Diluted earnings per share                             $1.08             $0.96
                                                 ===============================

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

                                           F-24
                       800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                             (Dollars in thousands, except per share amounts)

11.  Segment Reporting (continued)

The Company evaluates performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The accounting for the assets of each segment is the same as in consolidation.

                                                        Year ended December 31

                                --------------------------------------------------------------------------
                                          1997                     1998                    1999
                                --------------------------------------------------------------------------
                                   Retail    Wholesale      Retail    Wholesale     Retail    Wholesale
                                --------------------------------------------------------------------------

Net sales                          $139,500    $100,848     $155,639    $130,873    $160,456    $156,545
Segment profit                        9,331      16,002       10,539      12,938       5,258      16,264
Depreciation and amortization           445         410        1,062         351       1,560         422
Interest expense                        579         690          651         644         353         375
Total assets                         22,805      29,584       44,324      43,779      43,933      38,713
Capital expenditures                  8,351         196        9,962         711       5,933       2,801

The segment reporting detailed above reconciles to consolidated totals as follows:

                                                                    Year ended December 31
                                                            1997             1998              1999
                                                     ------------------------------------------------------
Profit and loss
Total profit for reportable segments                        $25,333          $  23,477        $  21,522
Corporate segment (loss)                                     (1,217)              (549)          (1,658)
                                                     ------------------------------------------------------
Consolidated income before income taxes                     $24,116          $  22,928        $  19,864
                                                     ======================================================
Assets
Total assets for reportable segments                        $52,389          $  88,103        $  82,646
Corporate segment assets                                     38,873             16,569           18,855
                                                     ------------------------------------------------------
Consolidated assets                                         $91,262           $104,672         $101,501
                                                     ======================================================
Other significant items
Depreciation and amortization                             $     855         $    1,413       $    1,982
Corporate segment depreciation and amortization                  50                164              173
                                                     ------------------------------------------------------
Consolidated depreciation and amortization                $     905         $    1,577       $    2,155
                                                     ======================================================
Interest expense                                           $  1,269         $    1,295      $       728
Corporate interest expense                                        -                  -               43
                                                     ------------------------------------------------------
Consolidated interest expense                              $  1,269         $    1,295      $       771
                                                     ======================================================
Capital expenditures                                       $  8,547          $  10,673       $    8,734
Corporate capital expenditures                                    -                  -               97
                                                     ------------------------------------------------------
Consolidated capital expenditures                          $  8,547          $  10,673       $    8,831
                                                     ======================================================

                                   F-25
                      800-JR CIGAR, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                             (Dollars in thousands, except per share amounts)

12.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 1999 and 1998:

                                                                       Quarter Ended
                                               ---------------------------------------------------------------
                                                 March 31     June 30       September 30      December 31
                                               ---------------------------------------------------------------
 1999
 Net sales                                         $72,821     $78,798         $79,871           $85,511
 Gross profit                                       12,827      13,279          13,893            15,296
 Net income                                          2,446       2,609           3,069             3,757
 Per share data:
    Earnings per share - basic                        .19         .21             .25               .31
    Earnings per share - diluted                      .19         .21             .25               .31
 Weighted-average number of
   common shares outstanding - basic                12,600      12,402          12,291            12,043
 Weighted-average number of common shares
    outstanding - diluted                           12,600      12,402          12,291            12,043


 1998
 Net sales                                         $62,196     $70,042         $73,177           $81,097
 Gross profit                                       12,564      13,682          14,903            11,646
 Net income                                          3,532       3,940           4,335             1,927
 Per share data:
    Earnings per share - basic                        .28         .31             .34               .15
    Earnings per share - diluted                      .27         .31             .34               .15
 Weighted-average number of
   common shares outstanding - basic                12,750      12,750          12,733            12,640
 Weighted-average number of common shares
    outstanding - diluted                           12,873      12,833          12,733            12,640

                                       S-1

                       800-JR CIGAR, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                                 (In thousands)

                                                                     Additions
                                                          --------------------------------
                                                              Charged        Charged
                                             Beginning      to Cost and      to Other       Deductions    Ending Balance
               Description                    Balance         Expense        Accounts          (A)
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Allowance for doubtful accounts                  $145          $  70       $       -            $128           $  87
                                          ================================================================================
Year ended December 31, 1998
Allowance for doubtful accounts                 $  78           $209       $       -            $142            $145
                                          ================================================================================
Year ended December 31, 1997
Allowance for doubtful accounts                  $118          $  55       $       -           $  95           $  78
                                          ================================================================================


(A)      Represented write-offs of accounts, net of recoveries.

                                  EXHIBIT LIST

Exhibit No.       Description of Document

 3.1 Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No 333-23401) and hereby incorporated by reference.

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

 10.7 Employment Agreement, dated March 13, 1997 between the Company and Jane Vargas. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1(Registration No 333-23401)and hereby incorporated by reference.

 10.8 Management Agreement, dated March 13, 1997 by and between MC Management and the Company. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

 10.9 Form of Indemnification Agreement. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No 333-23401) and hereby incorporated by reference.

 10.10 Agreement dated March 13, 1997 by and between Cigars by Santa Clara, N.A., Nicaraguan American Tobacco Company, ("Natco"). Filed as Exhibit
        10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-23401) and hereby incorporated by reference.

 10.11 Agreement dated March 13, 1997 by and between Natco and Nicaraguan-American Tobacco Sociedad Anomima, S.A. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No 333-23401) and hereby incorporated by reference.

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

 27.0   Financial Data Schedule .

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.

March 29, 2000               By:__/s/ Lew Rothman___________________________
                                 Lew Rothman, Chairman of the Board, President, Chief Executive Officer


March 29, 2000               By:__/s/ Michael E. Colleton_______________________
                                 Michael E. Colleton, Chief Financial Officer


March 29, 2000               By:__/s/ LaVonda Rothman________________________
                                 LaVonda Rothman, Secretary and Director


March 29, 2000               By:__/s/ Jane Vargas______________________________
                                 Jane Vargas, Vice President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2000               By:__/s/ Maureen Colleton_________________________
                                 Maureen Colleton, Director


March 29, 2000               By:__/s/ Bernie_Rosenblum_______________________
                                 Bernie Rosenblum, Director


March 29, 2000               By:__/s/ John Oliva______________________________
                                 John Oliva, Director


March 29, 2000               By:__/s/ John F. Barry Jr._________________________
                                 John F. Barry Jr., Director

                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-58397) pertaining to the 1997 Long-Term Incentive Plan, the 1997 Non-Employee Directors' Stock Plan and the 1997 Employee Stock Purchase Plan of 800-JR CIGAR, Inc. of our report dated March 2, 2000, with respect to the consolidated financial statements and schedule of 800-JR CIGAR, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                            /S/ERNST & YOUNG LLP


MetroPark, New Jersey
March 24, 2000