Form 10-Q
period 2000-03-31
800 JR CIGAR INC
filed 2000-05-09
CIK 1035507

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 Common Stock, $.01 par value - 11,867,085 share
as of April 14, 2000.

                      800-J.R. Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q

Part I - Financial Information

Item 1.  Financial Statements                                               Page
   Consolidated Statements of Income for the Three-Month Periods
     ended March 31, 2000 and 1999 (Unaudited).................................3
   Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
     December 31, 1999 (Audited)...............................................4
   Consolidated Statements of Cash Flows for the Three-Month Periods ended
     March 31, 2000 and 1999 (Unaudited).......................................5
   Notes to Consolidated Financial Statements..................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10


Part II - Other Information

Item 1.  Legal Proceedings....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12
Signatures....................................................................13

                      800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                   (Unaudited)

                            (In thousands, except share and per share amounts)

                                                          Three-month period
                                                            ended March 31
                                                     ---------------------------
                                                            2000          1999
                                                     ---------------------------
Net sales                                                 $70,435      $ 72,821
Cost of goods sold                                         58,293        59,994
                                                     ---------------------------
Gross profit                                               12,142        12,827

Operating expenses:
   Selling                                                 1,670         1,956
   General and administrative expenses                     6,132         6,216
   Depreciation and amortization                             656           489
                                                     ---------------------------
Income from operations                                     3,684         4,166

Other income (expense):
   Interest expense                                          (181)         (255)
   Interest income                                            254           244
   Rental income                                               40            40
   Other, net                                                  53           (71)
                                                     ---------------------------
Income before income taxes                                  3,850         4,124

Provision for income taxes                                  1,530         1,678
                                                     ---------------------------
Net income                                               $  2,320      $  2,446
                                                     ===========================
Per share data:
  Earnings per share - basic                             $    .19      $    .19
                                                     ===========================
  Earnings per share - diluted                           $    .19      $    .19
                                                     ===========================
  Weighted-average shares outstanding - basic              11,935        12,600
                                                     ===========================
  Weighted-average shares outstanding - diluted            11,952        12,600
                                                     ===========================
See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)


                                                                               March          December
                                                                              31, 2000        31, 1999
                                                                          ---------------------------------
Assets                                                                      (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                                                  $    8,900      $    9,107
   Marketable securities - current                                                 6,334           6,568
   Accounts receivable, net                                                        1,410           4,436
   Merchandise inventory                                                          45,252          40,043
   Prepaid expenses and other current assets                                       4,257           3,757
   Loans receivable - affiliates and other associated entities                       882             806
   Deferred tax asset                                                                 51              51
                                                                          ---------------------------------
Total current assets                                                              67,086          64,768

Property, equipment and improvements, at cost, net of accumulated
   depreciation and amortization                                                  35,106          34,241
Other assets                                                                         434             379
Marketable securities - non-current                                                  531           2,113
                                                                          ---------------------------------
                                                                                $103,157        $101,501
                                                                          =================================

Liabilities and stockholders' equity Liabilities:

  Current portion of distribution notes payable to stockholders               $    2,983      $    4,967
  Accounts payable                                                                11,882          13,919
  Accrued expenses                                                                 4,482           3,309
  Notes payable                                                                    3,000               -
                                                                          ----------------------------------
Total liabilities                                                                 22,347          22,195

Stockholders' equity:
   Common stock                                                                      128             128
   Additional paid-in capital                                                     52,795          52,795
   Retained earnings                                                              36,267          33,947
                                                                          ---------------------------------
                                                                                  89,190          86,870
   Less treasury stock, at cost                                                   (8,380)         (7,564)
                                                                          ---------------------------------
Total stockholders' equity                                                        80,810          79,306
                                                                          ---------------------------------
                                                                                $103,157        $101,501
                                                                          =================================



See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                                      Three-month period
                                                                                        ended March 31
                                                                                      2000           1999
                                                                                 ------------------------------

Cash flows from operating activities
Net income                                                                          $   2,320      $   2,446
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                                        656            489
     Provision for uncollectible accounts                                                  23             30
     Gain on sale of marketable securities                                                  -            (25)
     Changes in operating assets and liabilities:
       Accounts receivable                                                              3,003           (500)
       Merchandise inventory                                                           (5,209)           504
       Prepaid expenses and other current assets                                         (500)           156
       Other assets                                                                       (55)             -
       Accounts payable and accrued expenses                                             (864)        (6,116)
                                                                                 ------------------------------
Net cash used in operating activities                                                    (626)        (3,016)

Cash flows from investing activities
Purchases of marketable securities                                                          -           (931)
Proceeds from sales of marketable securities                                            1,816          4,826
Purchase of property and equipment                                                     (1,521)          (529)
Loans extended to affiliates and other
  associated entities                                                                     (76)          (350)
                                                                                 ------------------------------
Net cash provided by investing activities                                                 219          3,016

Cash flows from financing activities
Purchase of treasury stock                                                               (816)        (1,844)
Proceeds from issuance of common stock                                                      -              1
Proceeds from short-term borrowings                                                     3,000          2,000
Payments on distribution notes                                                         (1,984)        (1,984)
                                                                                 ------------------------------
Net cash provided by (used in) financing activities                                       200         (1,827)
                                                                                 ------------------------------

Net decrease in cash and cash equivalents                                                (207)        (1,827)
Cash and cash equivalents at beginning of period                                        9,107         12,759
                                                                                 ------------------------------
                                                                                 ------------------------------
Cash and cash equivalents at end of period                                          $   8,900      $  10,932
                                                                                 ==============================

Supplemental disclosures of cash flow information
Interest paid                                                                       $     110      $     211
                                                                                 ==============================

Income taxes paid                                                                   $     705      $     566
                                                                                 ==============================

See accompanying notes.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                             (In thousands, except per share amounts)

                                 March 31, 2000

1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements for the year ended December 31, 1999.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended March 31, 2000 and 1999, are not necessarily indicative of the operating results to be expected for a full year.

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

                   Notes to Consolidated Financial Statements

                             (Unaudited) (continued)

                          (In thousands, except per share amounts)


3.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                   Three-month period
                                                                     ended March 31
                                                                   2000          1999
                                                              -----------------------------

Numerator:
 Net income                                                      $  2,320      $  2,446
                                                              =============================

Denominator:
 Denominator for basic earnings per share - weighted-average
  shares                                                           11,935        12,600

 Effect of dilutive securities - stock options                         17             -
                                                              -----------------------------

Denominator for diluted earnings per share - adjusted
 weighted-average shares and assumed conversion
                                                                   11,952        12,600
                                                              =============================

Basic earnings per share                                       $      .19    $      .19
                                                              =============================

Diluted earnings per share                                     $      .19    $      .19
                                                              =============================

Common stock equivalents are excluded from the calculation of diluted earnings per share for the three month period ended March 31, 1999 as their effect would be anti-dilutive.

4.  Revolving Credit Facility

The Company has a $20 million revolving Credit Facility which expires on May 31, 2000. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). At March 31, 2000, $3 million was outstanding under this facility.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             (Unaudited) (continued)

                           (In thousands, except per share amounts)


5.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At March 31, 2000 and December 31, 1999, the Company had purchased 872,300 shares and 783,000 shares, respectively, at a cost of $8,380 and $7,564, respectively.

6.  Stock Option Plans

On January 4, 2000, the Board approved a change in the exercise price from the original price to the quoted market price at the close of business on January 4, 2000 ($8.75 per share) for options outstanding at that date under the Incentive Plan and the Directors' Plan.

On February 1, 2000, the Company issued options to purchase 79,500 shares of its common stock under the Incentive Plan at an exercise price of $9.63 per share.

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

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             (Unaudited) (continued)

                        (In thousands, except per share amounts)


8.  Segment Reporting (continued)

The Company's operations by business segment for the three months ended March 31, 2000 and 1999 are as follows:


                        Three-month period ended March 31

                                                   2000                         1999
                                       ----------------------------------------------------------
                                           Retail      Wholesale        Retail      Wholesale
                                       ----------------------------------------------------------

Net sales                                  $34,492       $35,943        $36,338       $36,483
Segment profit                               2,695         1,327          2,841         1,730


                                                                      Three month period
                                                                         ended March 31
                                                                     2000             1999
                                                              ------------------------------------

Profit and loss

Total profit for reportable segments                                 $4,022            $4,571
Corporate segment loss                                                 (172)             (447)
                                                              ------------------------------------
Consolidated income before income taxes                              $3,850            $4,124
                                                              ====================================

There has been no material change in total assets by segment from the amount disclosed in the annual report on Form 10-K at December 31, 1999.

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

General.

The Company is one of the largest distributors and retailers of tobacco and tobacco related products in North America. The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. With its 30-year history in the cigar industry, the Company has established itself as an important participant in the movement of tobacco products from manufacturers to the customers. Manufacturers value the Company's ability to perform distribution, credit, customer support and marketing functions, which would otherwise be the responsibility of the manufacturer. Customers value the Company's extensive variety of tobacco products and rapid order fulfillment and benefit from advantageous pricing
derived   through  the  Company's   volume  buying  as  a  direct  importer  and
distributor.

Three-month Period Ended March 31, 2000 Compared to Three-Month Period Ended March 31, 1999

Net sales were $70.4 million and $72.8 million for the first quarters of 2000 and 1999, respectively, a decrease of $2.4 million or 3.3%. Retail sales decreased 5.1% to $34.5 million for the first quarter of 2000 from $36.3 million for the first quarter of 1999. The decrease in retail sales was due primarily to a $2.0 million, or 12.1% decrease in discount outlet store operations resulting from inclement weather in North Carolina and the New Jersey/New York metropolitan area in the first quarter of 2000. Wholesale sales decreased 1.5% to $35.9 million for the first quarter of 2000 from $36.5 million over the same period in the prior year. The decrease in wholesale sales was due to a $1.7 million, or 13.1% decrease in direct mail cigar sales, partially offset bt an increase of $1.1 million in cigarette sales.

Gross profit was $12.1 million and $12.8 million for the first quarters of 2000 and 1999, respectively, a decrease of $0.7 million or 5.3%. As a percentage of net sales, gross profit decreased to 17.2% for the first quarter of 2000 from 17.6% for the first quarter of 1999, primarily due to increasing competitive prices on premium cigars.

Selling, general and administrative ("S, G & A") expenses were $7.8 million and $8.2 million for the first quarters of 2000 and 1999, respectively, a decrease of $0.4 million or 4.5%. As a percentage of net sales, S, G & A expenses decreased to 11.1% for the first quarter of 2000 from 11.2% for the first quarter of 1999 primarily due to a decrease in professional fees and freight costs.

Income from operations was $3.7 million and $4.2 million for the first quarters of 2000 and 1999, respectively, a decrease of $0.5 million or 11.6%. As a percentage of net sales, income from operations decreased to 5.2% for the first quarter of 2000 from 5.7% for the first quarter of 1999.

Interest expense was $0.2 and $0.3 million for the first quarters of 2000 and 1999, respectively, a decrease of $0.1 million. Other income, primarily interest, was $0.3 million and $0.2 million for the first quarters of 2000 and 1999, respectively. The increase in other income was primarily due to an increase in display income.

Income before income taxes was $3.8 million and $4.1 million for the first quarters of 2000 and 1999, respectively, a decrease of $0.3 million or 6.6%.

As a result of the foregoing, the Company had net income of $2.3 million in the first quarter of 2000, compared to net income of $2.4 million for the first quarter of 1999, a decrease of $0.1 million or 5.2%.

Liquidity and Capital Resources

As of March 31, 2000, the Company had working capital of $44.7 million compared to $42.6 million at December 31, 1999. Working capital as of March 31, 2000 is comprised primarily of cash and cash equivalents of $8.9 million, short-term marketable securities of $6.3 million, accounts receivable of $1.4 million, $45.3 million of inventory and $5.2 million of other current assets offset by $16.4 million of accounts payable and accrued expenses, $3.0 million of short-term borrowings and $3.0 million of the current portion of the distribution notes.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 2000 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option. The Company intends to renew such line of credit upon its expiration. As of March 31, 2000, $3.0 million was outstanding under this facility.

At March 31, 2000, the Company had outstanding Distribution Notes in the amount of $2.0 million which were issued to the former principal stockholders of the Company" subsidiaries prior to their acquisition by the Company on June 6, 1997. These notes represented estimated undistributed accumulative S Corporation earnings through June 26, 1997, the date of the initial public offering. These notes bear interest at the rate of 7.0% per annum and are payable on a quarterly basis until June 1, 2000. In addition, the Company has outstanding Distribution Notes totaling $1.0 million bearing interest at the rate of 7.0% per annum payable on June 1, 2000.

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. During the quarter ended March 31, 2000, the Company repurchased 89,300 shares of its outstanding common shares at an average price of $9.13 raising the total shares repurchased to 872,300 at an average cost of $9.61 as of March 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company does not trade in derivative fianncial instruments. The company's revolving line of credit bears interest at a variable rate (prime minus 1/2%) and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not presently involved in any legal proceedings which, if determined adversely to the Company, would have a material effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.

May 9, 2000                     By:_/s/ Lewis I. Rothman______________________
                                    Lewis I. Rothman, Chairman and President



May 9, 2000                     By:_/s/ Michael E. Colleton___________________
                                    Michael E. Colleton, Chief Financial Officer