Form 10-Q
period 2000-06-30
800 JR CIGAR INC
filed 2000-08-09
CIK 1035507

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

            Common Stock, $.01 par value - 11,862,299 share as of August 4, 2000

                      800-J.R. Cigar, Inc. and Subsidiaries

                               Index to Form 10-Q

Part I - Financial Information

Item 1.  Financial Statements                                             Page
   Consolidated Statements of Income for the Three-Month Periods
     ended June 30, 2000 and 1999 and the Six-Month Periods ended
     June 30, 2000 and 1999  (Unaudited)......................................3
   Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
     December 31, 1999 (Audited)..............................................4
   Consolidated Statements of Cash Flows for the Six-Month Periods ended
     June 30, 2000 and 1999 (Unaudited).......................................5
   Notes to Consolidated Financial Statements (Unaudited).....................6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................10

Part II - Other Information

Item 1.  Legal Proceedings....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

          Signatures..........................................................14

                      800-J.R. Cigar, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                   (Unaudited)

                      (In thousands, except share and per share amounts)

                                        Three-month period     Six-month period
                                          ended June 30         ended June 30
                                      ------------------------------------------
                                        2000       1999       2000       1999
                                      ------------------------------------------
Net sales                              $80,245    $78,798    $150,680   $151,619
Cost of goods sold                      66,684     65,519     124,977    125,513
                                      ------------------------------------------
Gross profit                            13,561     13,279      25,703     26,106

Operating expenses:
   Selling                               1,495      1,944       3,165      3,900
   General and administrative expenses   6,655      6,396      12,787     12,612
   Depreciation and amortization           687        536       1,343      1,025
                                    --------------------------------------------
Income from operations                   4,724      4,403       8,408      8,569

Other income (expense):
   Interest expense                       (85)      (207)       (266)      (462)
   Interest income                         253        148         507        392
   Rental income                            39         40          79         80
   Other, net                              27        (68)         80       (139)
                                       -----------------------------------------
Income before income taxes               4,958      4,316       8,808      8,440

Provision for income taxes               1,983      1,707       3,513      3,385
                                       -----------------------------------------
Net income                            $  2,975   $  2,609   $   5,295  $   5,055
                                       =========================================

Per share data
Earnings per share - basic            $    .25   $    .21   $     .44  $     .40
                                       =========================================
Earnings per share - diluted          $    .25   $    .21   $     .44  $     .40
                                       =========================================
Weighted-average shares outstanding
     - basic                            11,872     12,402      11,928     12,501
                                       =========================================
Weighted-average shares outstanding
     - diluted                          11,916     12,402      11,956     12,501
                                       =========================================

See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                 (In thousands)

                                                     June          December
                                                   30, 2000        31, 1999
                                               ---------------------------------
Assets                                           (Unaudited)      (Audited)
Current assets:
   Cash and cash equivalents                       $    6,845      $    9,107
   Marketable securities - current                      6,447           6,568
   Accounts receivable, net                             1,444           4,436
   Merchandise inventory                               46,305          40,043
   Prepaid expenses and other current assets            4,030           3,757
   Loans receivable - affiliates and other associated
     entities                                             803             806
   Deferred tax asset                                      51              51
                                               ---------------------------------
Total current assets                                   65,925          64,768

Property, equipment and improvements, at cost, net of
     accumulated
   depreciation and amortization                       35,055          34,241
Other assets                                              383             379
Marketable securities - non-current                       475           2,113
                                               ---------------------------------
                                                     $101,838        $101,501
                                               =================================

Liabilities and stockholders' equity Liabilities:

  Current portion of distribution notes payable to
     stockholders                                  $        -      $    4,967
  Accounts payable                                     13,927          13,919
  Accrued expenses                                      4,279           3,309
                                              ----------------------------------
Total liabilities                                      18,206          22,195

Stockholders' equity:
   Common stock                                           128             128
   Additional paid-in capital                          52,795          52,795
   Retained earnings                                   39,242          33,947
                                               ---------------------------------
                                                       92,165          86,870
   Less treasury stock, at cost                        (8,533)         (7,564)
                                               ---------------------------------
Total stockholders' equity                             83,632          79,306
                                               ---------------------------------
                                                     $101,838        $101,501
                                               =================================

See accompanying notes.

                      800-J.R. Cigar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                       Six-month period
                                                         ended June 30
                                              ----------------------------------
                                                    2000              1999
                                              ----------------------------------

Cash flows from operating activities
Net income                                       $   5,295        $   5,055
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   1,343            1,025
     Provision for uncollectible accounts               45               60
     Deferred income taxes                               -              211
     Changes in operating assets and liabilities:
       Accounts receivable                           2,947            (960)
       Merchandise inventory                        (6,262)           4,878
       Prepaid expenses and other current assets      (273)             716
       Other assets                                    (4)              (4)
       Accounts payable and accrued expenses           978          (3,615)
                                                --------------------------------
Net cash provided by operating activities            4,069            7,366

Cash flows from investing activities
Proceeds from sales of marketable securities         1,759            1,800
Purchase of property and equipment                 (2,157)          (2,621)
Loans extended to affiliates and other associated
     entities                                           3             (255)
                                                --------------------------------
Net cash used in investing activities                (395)          (1,076)

Cash flows from financing activities
Purchase of treasury stock                           (969)          (3,036)
Proceeds from issuance of common stock                   -               17
Payments on distribution notes                     (4,967)          (3,967)
                                                --------------------------------
Net cash used in financing activities              (5,936)          (6,986)
                                                --------------------------------

Net decrease in cash and cash equivalents          (2,262)            (696)
Cash and cash equivalents at beginning of period     9,107           12,759
                                                 -------------------------------
Cash and cash equivalents at end of period        $  6,845          $12,063
                                                  ==============================
Supplemental disclosures of cash flow information
Interest paid                                     $    191         $    400
                                                  ==============================
Income taxes paid                                 $  3,511         $  1,886
                                                  ==============================

See accompanying notes.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                     (In thousands, except per share amounts)

                                  June 30, 2000

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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month periods ended June 30, 2000 and 1999 and the six-month periods ended June 30, 2000 and 1999, are not necessarily indicative of the operating results to be expected for a full year.

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

                             (Unaudited) (continued)

                     (In thousands, except per share amounts)

3.  Computation of Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                  Three-month period            Six-month period
                                    ended June 30                ended June 30
                             ---------------------------------------------------
                                  2000        1999           2000        1999
                             ---------------------------------------------------
Numerator:
 Net income                      $ 2,975     $ 2,609        $ 5,295     $ 5,055
                             ===================================================
Denominator:
 Denominator for basic earnings per
  share - weighted-average shares 11,872      12,402         11,928      12,501

 Effect of dilutive securities -
  stock options                       44           -             28           -
                             ---------------------------------------------------
Denominator for diluted earnings per
 share - adjusted weighted-average
 shares and assumed conversion    11,916      12,402         11,956      12,501
                              ==================================================
Basic earnings per share         $   .25     $   .21        $   .44     $   .40
                              ==================================================
Diluted earnings per share       $   .25     $   .21        $   .44     $   .40
                              ==================================================

Common stock equivalents are excluded from the calculation of diluted earnings per share for the three-month period and six-month period ended June 30, 1999 as their effect would be anti-dilutive.

4.  Revolving Credit Facility

The Company has a $20 million revolving Credit Facility which expires on May 31, 2001. Borrowings under this facility are unsecured and bear interest at the bank's prime rate minus 1/2% or, at the option of the Company, 1.5% over the London Interbank Offered Rate (LIBOR). At June 30, 2000, there was no outstanding balance under this facility.

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             (Unaudited) (continued)

                     (In thousands, except per share amounts)

5.  Stock Repurchase Plan

On August 25, 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock from time to time subject to market conditions. Purchases can be made in the open market or in privately negotiated transactions. At June 30, 2000 and December 31, 1999, the Company had purchased 887,700 shares and 783,000 shares, respectively, at a cost of $8,533 and $7,564, respectively.

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

                       800-JR Cigar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                             (Unaudited) (continued)

                    (In thousands, except per share amounts)

7.  Segment Reporting (continued)

The Company's operations by business segment for the three-months ended June 30, 2000 and 1999 and the six-months ended June 30, 2000 and 1999 are as follows:

                                    Three-month period ended June 30
                                    2000                         1999
                         -------------------------------------------------------
                            Retail      Wholesale        Retail      Wholesale
                         -------------------------------------------------------
Net sales                   $41,779       $38,466        $40,131       $38,667
Segment profit                2,016         3,434            692         4,234

                                      Six-month period ended June 30
                                    2000                         1999
                        --------------------------------------------------------
                            Retail      Wholesale        Retail      Wholesale
                        --------------------------------------------------------
Net sales                   $76,271       $74,409        $76,469       $75,150
Segment profit                3,343         6,129          2,422         7,075

                             Three-month period             Six-month period
                                ended June 30                 ended June 30
                        --------------------------------------------------------
                             2000          1999           2000          1999
                        --------------------------------------------------------
Profit and loss
Total profit for reportable
     segments                $5,450        $4,926       $  9,472      $  9,497
Corporate segment loss         (492)         (610)          (664)       (1,057)
                        --------------------------------------------------------
Consolidated income before
     income taxes            $4,958        $4,316       $  8,808      $  8,440
                        ========================================================

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

General

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

Three-month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

Net sales were $80.2 million and $78.8 million for the second quarters of 2000 and 1999, respectively, an increase of $1.4 million or 1.8%. Retail sales increased 4.1% to $41.8 million for the second quarter of 2000 from $40.1 million for the second quarter of 1999. The increase in retail sales was due to a $2.0 million increase in our Internet operations. Wholesale sales decreased 0.5% to $38.4 million for the second quarter of 2000 from $38.7 million over the same period in the prior year. The decrease in wholesale sales was due to a $1.4 million, or 10.0% decrease in direct mail cigar sales, partially offset by an increase of $1.2 million in cigarette sales.

Gross profit was $13.6 million and $13.3 million for the second quarters of 2000 and 1999, respectively, an increase of $0.3 million or 2.1%. As a percentage of net sales, gross profit for the second quarter of 2000 was 16.9%, the same as the percentage for the second quarter of 1999.

Selling, general and administrative ("S, G & A") expenses were $8.1 million and $8.3 million for the second quarters of 2000 and 1999, respectively, a decrease of $0.2 million or 2.3%. As a percentage of net sales, S, G & A expenses decreased to 10.2% for the second quarter of 2000 from 10.6% for the second quarter of 1999 primarily due to an increase in sales and a decrease in professional fees, advertising and freight costs.

Income from operations was $4.7 million and $4.4 million for the second quarters of 2000 and 1999, respectively, an increase of $0.3 million or 7.3%. As a percentage of net sales, income from operations increased to 5.9% for the second quarter of 2000 from 5.6% for the second quarter of 1999.

Interest expense was $0.1 and $0.2 million for the second quarters of 2000 and 1999, respectively, a decrease of $0.1 million. Other income, primarily interest, was $0.3 million and $0.1 million for the second quarters of 2000 and 1999, respectively. The increase in other net income was primarily due to an increase in royalty income.

Income before income taxes was $5.0 million and $4.3 million for the second quarters of 2000 and 1999, respectively, an increase of $0.7 million or 14.9%.

As a result of the foregoing, the Company had net income of $3.0 million in the second quarter of 2000, compared to net income of $2.6 million for the second quarter of 1999, an increase of $0.4 million or 14.0%.

Six-month Period Ended June 30, 2000 Compared to Six-Month Period Ended June 30, 1999

Net sales were $150.7 million and $151.6 million for the first six-months of 2000 and 1999, respectively, a decrease of $0.9 million or 0.6%. Retail sales decreased 0.2% to $76.3 million for the first six-months of 2000 from $76.5 million for the first six-months of 1999. The decrease in retail sales for the first six-months of 2000 was due primarily to a $2.2 million, or 7.8% decrease in direct mail cigar sales, a $1.2 million or 7.8% decrease in cigar store sales, and a $0.7 million or 2.2% decrease in discount outlet store sales, partially offset by an increase of $3.9 million of internet sales. Wholesale sales decreased 1.0% to $74.4 million for the first six-months of 2000 from $75.1 million over the same period in the prior year. The decrease in wholesale sales was due to a $3.1 million, or 11.5% decrease in direct mail cigar sales, partially offset by an increase of $2.3 million in cigarette sales.

Gross profit was $25.7 million and $26.1 million for the first six-months of 2000 and 1999, respectively, a decrease of $0.4 million or 1.5%. As a percentage of net sales, gross profit decreased slightly to 17.1% for the first six-months of 2000 from 17.2% for the first six-months of 1999.

Selling, general and administrative ("S, G & A") expenses were $15.9 million and $16.5 million for the first six-months of 2000 and 1999, respectively, a decrease of $0.6 million or 3.4%. As a percentage of net sales, S, G & A expenses decreased to 10.6% for the first six-months of 2000 from 10.9% for the first six-months of 1999 primarily due to a decrease in professional fees, advertising and freight costs.

Income from operations was $8.4 million and $8.6 million for the first six-months of 2000 and 1999, respectively, a decrease of $0.2 million or 1.9%. As a percentage of net sales, income from operations decreased to 5.6% for the first six-months of 2000 from 5.7% for the first six-months of 1999.

Interest expense was $0.3 and $0.5 million for the first six-months of 2000 and 1999, respectively, a decrease of $0.2 million. Other income, primarily interest, was $0.7 million and $0.3 million for the first six-months of 2000 and 1999, respectively. The increase in other net income was primarily due to an increase in display and royalty income.

Income before income taxes was $8.8 million and $8.4 million for the first six-months of 2000 and 1999, respectively, an increase of $0.4 million or 4.4%.

As a result of the foregoing, the Company had net income of $5.3 million in the first six-months of 2000, compared to net income of $5.1 million for the first six-months of 1999, an increase of $0.2 million or 4.7%.

Liquidity and Capital Resources

As of June 30, 2000, the Company had working capital of $47.7 million compared to $42.6 million at December 31, 1999. Working capital as of June 30, 2000 is comprised primarily of cash and cash equivalents of $6.9 million, short-term marketable securities of $6.4 million, accounts receivable of $1.4 million, $46.3 million of inventory and $4.9 million of other current assets offset by $18.2 million of accounts payable and accrued expenses.

The Company has available a short term, unsecured line of credit in the amount of $20.0 million through May 31, 2001 with interest at either the bank's base rate minus 50 basis points or an increment over LIBOR, at the Company's option.

The repurchase of up to $10.0 million of the Company's common stock was approved by the Board of Directors subject to market conditions. During the quarter ended June 30, 2000, the Company repurchased 15,400 shares of its outstanding common shares at an average price of $9.99 raising the total shares repurchased to 887,700 at an average cost of $9.61 as of June 30, 2000.

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

The Company did not file any report on Form 8-K during the six-months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               800-JR Cigar, Inc.

August 9, 2000                       By: /s/ Lewis I. Rothman___________________
                                         Lewis I. Rothman, President and Chief
                                         Executive Officer

August 9, 2000                       By: /s/ Michael E. Colleton________________
                                         Michael E. Colleton, Chief Financial
                                         Officer